Form 10-Q
period 2024-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2024-05-09
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 1, 2024, there were 53,801,456 shares outstanding of the registrant's common stock.

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

The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should
ii

underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should bear this in mind as you consider forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$116,099	$151,547
Restricted cash	4,446	5,377
Receivables, net	24,294	25,161
Notes receivable, current portion	6,163	5,991
Prepaid expenses	12,200	9,412
Other current assets	7,032	7,497
Total current assets	170,234	204,985
Property and equipment, net	263,538	266,346
Goodwill	28,459	28,459
Intangible assets, net	18,627	18,975
Notes receivable, less current portion	34,909	30,672
Right-of-use assets for operating leases	169,626	176,657
Deferred tax asset, net	4,556	3,768
Other assets	12,139	10,823
Total assets	$702,088	$740,685
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$70,079	$69,941
Deferred revenue	67,599	85,738
Operating lease liability, current portion	22,841	22,481
Long-term debt, current portion	2,600	2,517
Other current liabilities	3,323	4,023
Total current liabilities	166,442	184,700
Deferred tax liabilities, net	663	663
Operating lease liability	158,448	165,026
Long-term debt	139,317	159,600
Other liabilities	4,605	4,729
Total liabilities	469,475	514,718
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 53,884 and 34,157 shares issued	5	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 0 and 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	216,359	151,439
Paid-in capital - preferred	—	66,481
Treasury stock, at cost, 82 shares	(365)	(365)
Retained earnings	14,684	5,946
Accumulated other comprehensive income	1,930	2,463
Total shareholders’ equity	232,613	225,967
Total liabilities and shareholders’ equity	$702,088	$740,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$184,176	$163,820	$358,871	$283,824
Operating expenses:
Educational services and facilities	97,488	86,930	189,897	148,338
Selling, general and administrative	75,496	70,941	143,551	125,089
Total operating expenses	172,984	157,871	333,448	273,427
Income from operations	11,192	5,949	25,423	10,397
Other (expense) income:
Interest income	1,427	1,805	3,402	2,628
Interest expense	(2,184)	(2,637)	(5,055)	(4,060)
Other income (expense), net	119	126	333	451
Total other expense, net	(638)	(706)	(1,320)	(981)
Income before income taxes	10,554	5,243	24,103	9,416
Income tax expense (Note 14)	(2,767)	(1,763)	(5,927)	(3,288)
Net income	$7,787	$3,480	$18,176	$6,128
Preferred stock dividends	—	(1,251)	(1,097)	(2,528)
Income available for distribution	$7,787	$2,229	$17,079	$3,600
Income allocated to participating securities	—	(833)	(2,855)	(1,348)
Net income available to common shareholders	$7,787	$1,396	$14,224	$2,252

Earnings per share (Note 18):
Net income per share - basic	$0.14	$0.04	$0.32	$0.07
Net income per share - diluted	$0.14	$0.04	$0.31	$0.07

Weighted average number of shares outstanding (Note 18):
Basic	53,757	33,999	45,048	33,901
Diluted	54,770	34,553	46,050	34,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$7,787	$3,480	$18,176	$6,128
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of taxes	353	(538)	(533)	(664)
Comprehensive income	$8,140	$2,942	$17,643	$5,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	10,389	—	10,389
Issuance of common stock under stock-based compensation plans	538	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(178)	—	—	—	(2,054)	—	—	—	—	—	(2,054)
Stock-based compensation	—	—	—	—	1,482	—	—	—	—	—	1,482
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Unrealized loss on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	(886)	(886)
Balance as of December 31, 2023	53,814	$5	—	$—	$214,071	$—	(82)	$(365)	$6,897	$1,577	$222,185
Net income	—	—	—	—	—	—	—	—	7,787	—	7,787
Issuance of common stock under stock-based compensation plans	74	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(65)	—	—	—	—	—	(65)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	—	2,353
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	353	353
Balance as of March 31, 2024	53,884	$5	—	$—	$216,359	$—	(82)	$(365)	$14,684	$1,930	$232,613

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	2,648	—	2,648
Issuance of common stock under stock-based compensation plans	223	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(73)	—	—	—	(525)	—	—	—	—	—	(525)
Stock-based compensation	—	—	—	—	1,169	—	—	—	—	—	1,169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(126)	(126)
Balance as of December 31, 2022	34,007	$3	676	$—	$149,016	$66,481	(82)	$(365)	$64	$2,087	$217,286
Net Income	—	—	—	—	—	—	—	—	3,480	—	3,480
Issuance of common stock under stock-based compensation plans	175	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(33)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	2,113	—	—	—	—	—	2,113
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(538)	(538)
Balance as of March 31, 2023	34,149	$3	676	$—	$150,906	$66,481	(82)	$(365)	$2,293	$1,549	$220,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$18,176	$6,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,186	11,994
Amortization of right-of-use assets for operating leases	10,952	10,073
Bad debt expense	3,189	2,071
Stock-based compensation	3,835	3,282
Deferred income taxes	(314)	2,479
Training equipment credits earned, net	962	47
Unrealized loss on interest rate swap	(533)	(664)
Other losses (gains), net	83	(196)
Changes in assets and liabilities:
Receivables	(1,533)	(3,895)
Prepaid expenses	(4,469)	(898)
Other assets	(1,088)	2,709
Notes receivable	(4,409)	(579)
Accounts payable, accrued expenses and other current liabilities	(2,140)	(16,446)
Deferred revenue	(18,139)	(9,554)
Operating lease liability	(10,139)	(10,745)
Other liabilities	(274)	(121)
Net cash provided by (used in) operating activities	8,345	(4,315)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(16,973)
Purchase of property and equipment	(9,759)	(38,641)
Proceeds from maturities of held-to-maturity securities	—	29,000
Net cash used in investing activities	(9,759)	(26,614)
Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	90,000
Payments on revolving credit facility	(39,000)	—
Debt issuance costs related to the revolving credit facility	—	(484)
Payments on term loans and finance leases	(1,246)	(715)
Payment of preferred stock cash dividend	(1,097)	(2,528)
Preferred share repurchase	(11,503)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(2,119)	(748)
Net cash (used in) provided by financing activities	(34,965)	85,525
Change in cash, cash equivalents and restricted cash	(36,379)	54,596
Cash and cash equivalents, beginning of period	151,547	66,452
Restricted cash, beginning of period	5,377	3,544
Cash, cash equivalents and restricted cash, beginning of period	156,924	69,996
Cash and cash equivalents, end of period	116,099	120,579
Restricted cash, end of period	4,446	4,013
Cash, cash equivalents and restricted cash, end of period	$120,545	$124,592

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$6,185	$306
Interest paid	5,476	3,496

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$302	$343
Depreciation of training equipment obtained in exchange for services	270	394
Change in accrued capital expenditures during the period	(1,768)	1,964
Conversion of Series A Preferred Stock	63,206	—
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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.
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

Segment Recast

During fiscal 2023, in coordination with the integration of Concorde, we began to reassess our operating model to determine the optimal structure to achieve future growth goals and support the business. In furtherance of the foregoing, we executed an internal reorganization of our operations to fully transition our operating and reporting model to support a multi-divisional business. Each of the reportable segments now has dedicated accounting, finance, information technology, and human resources teams. Additionally, certain human resources and information technology costs that benefit the entire organization are now allocated across the UTI, Concorde and Corporate segments each period based upon relative headcount. As a result, additional costs have moved from the Corporate segment into the UTI segment and to a lesser extent the Concorde segment, as resources were redirected to support each segment’s objectives. Due to these changes in allocation methodology, the segment disclosures in Note 19 for the three and six months ended March 31, 2023 have been recast from the prior year presentation for comparability to the current year presentation.

Note 3 - Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) and the SEC periodically issue new accounting standards or disclosure requirements in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) or SEC rules apply to us.
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
Effective in Fiscal 2027
In March 2024, the SEC issued final rules to enhance public company disclosures related to the risks and impacts of climate-related matters. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules, if adopted, include requirements to disclose Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. Disclosure requirements will begin phasing in for our Form 10-K for fiscal 2027. We are currently evaluating the impact this rule may have on our financial statement disclosures.

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
Pro forma financial information
The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2022:

Six Months Ended
March 31, 2023
Revenue	$319,845
Net income	5,919
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
Revenues across the UTI and Concorde segments consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts from Customers. Tuition and fee revenue is recognized ratably over the term of the course or program offered.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	March 31, 2024	September 30, 2023
Receivables (1)	$64,559	$59,863
Deferred revenue	67,599	85,738
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the six months ended March 31, 2024, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

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

Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$24,563	$24,563	$—	$—
Notes receivable(2)	41,072	—	—	41,072
Total assets at fair value on a recurring basis	$65,635	$24,563	$—	$41,072

Revolving credit facility and term loans(3)	137,155	—	137,155	—
Total liabilities at fair value on a recurring basis	$137,155	$—	$137,155	$—

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
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023.
(2) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023.
(3) The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2024	September 30, 2023
Land	$25,601	$25,601
Buildings and building improvements	164,325	160,920
Leasehold improvements	89,462	87,525
Training equipment	112,448	110,292
Office and computer equipment	37,472	37,251
Curriculum development	3,570	2,478
Software developed for internal use	13,103	12,573
Vehicles	1,406	1,406
Right-of-use assets for finance leases	5,603	5,603
Construction in progress	7,246	9,061
	460,236	452,710
Less: Accumulated depreciation and amortization	(196,698)	(186,364)
Total	$263,538	$266,346
Depreciation expense related to property and equipment was $7.0 million and $13.8 million for the three and six months ended March 31, 2024, and $6.6 million and $11.7 million for the three and six months ended March 31, 2023, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8 - Goodwill

Our goodwill balance of $28.5 million as of March 31, 2024 and September 30, 2023, respectively, represents the acquired assembled workforce and the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed.

The goodwill balance by reportable segment as of March 31, 2024 and September 30, 2023 was:

UTI	$16,859
Concorde	11,600
Total	$28,459
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Our goodwill is tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no indicators of goodwill impairment as of March 31, 2024.

Note 9 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of March 31, 2024:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(848)	1,094	4.89
Curriculum	1,800	(567)	1,233	3.49
Total	$20,042	$(1,415)	$18,627	4.15
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
Amortization expense was $0.2 million and $0.3 million for the three and six months ended March 31, 2024, and $0.2 million and $0.3 million for the three and six months ended March 31, 2023, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2024	$348
2025	677
2026	660
2027	337
2028	97
Thereafter	208
Total	$2,327
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of March 31, 2024.

Note 10 - Leases
As of March 31, 2024, we have facility leases at 29 of our 33 campuses and three non-campus locations under non-cancelable operating or finance leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of March 31, 2024, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.
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
The components of lease expense during the three and six months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease Expense	2024	2023	2024	2023
Operating lease expense(1)	$7,597	$8,273	$15,259	$13,977
Finance lease expense:
Amortization of leased assets	227	127	454	325
Interest on lease liabilities	79	35	161	122
Variable lease expense	2,476	2,307	4,837	4,257
Sublease income	(33)	(25)	(65)	(57)
Total net lease expense	$10,346	$10,717	$20,646	$18,624
(1)    Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and six months ended March 31, 2024 and 2023.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2024	September 30, 2023
Assets:
Operating lease assets	Right-of-use assets for operating leases	$169,626	$176,657
Finance lease assets	Property and equipment, net(1)	4,391	4,846
Total leased assets		$174,017	$181,503

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$22,841	$22,481
Finance lease liabilities	Long-term debt, current portion(1)	887	844
Noncurrent
Operating lease liabilities	Operating lease liability	158,448	165,026
Finance lease liabilities	Long-term debt	4,304	4,757
Total lease liabilities		$186,480	$193,108
(1)     The finance lease assets and liabilities as of March 31, 2024 and September 30, 2023 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $1.2 million and $0.8 million as of March 31, 2024 and September 30, 2023, respectively.

Lease Term and Discount Rate	March 31, 2024	September 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	7.57	7.91
Finance lease	4.83	5.33

Weighted average discount rate:
Operating leases	4.86%	4.76%
Finance lease	6.02%	6.02%

	Six Months Ended March 31,
Supplemental Disclosure of Cash Flow and Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,139	$10,745
Financing cash flows from finance leases	410	304

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$3,921	$149
(1) During the six months ended March 31, 2024, Concorde renewed the campus lease for the San Antonio, Texas campus.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of March 31, 2024
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2024	$14,312	$585
2025	30,148	1,193
2026	30,509	1,229
2027	28,874	1,266
2028	26,747	1,304
2029 and thereafter	85,892	439
Total lease payments	216,482	6,016
Less: interest	(35,193)	(825)
Present value of lease liabilities	181,289	5,191
Less: current lease liabilities	(22,841)	(887)
Long-term lease liabilities	$158,448	$4,304

Note 11 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2024	September 30, 2023
Accounts payable	$17,658	$14,438
Accrued compensation and benefits	28,971	36,332
Accrued tool sets	4,743	4,096
Other accrued expenses	18,707	15,075
Total accounts payable and accrued expenses	$70,079	$69,941

Note 12 - Debt

	March 31, 2024			September 30, 2023
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	7.78%	Nov 2025	$71,000	$90,000
Avondale Term Loan(2)	7.37%	May 2028	28,825	29,251
Lisle Term Loan(3)	7.33%	Apr 2029	37,330	37,740
Finance lease(4)	6.02%	Various	5,191	5,601
Total debt			142,346	162,592
Debt issuance costs presented with debt (5)			(429)	(475)
Total debt, net			141,917	162,117
Less: current portion of long-term debt			(2,600)	(2,517)
Long-term debt			$139,317	$159,600
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at a rate equal to one-month Term SOFR plus a margin of 2.0% and a lender specific spread of 0.10-0.15% or a Prime Rate as set by the lender.
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
(5)    The unamortized debt issuance costs as of March 31, 2024 relate to the Avondale Term Loan and the Lisle Term Loan.
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
This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Credit Facility and with the outstanding principal due and payable at maturity. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which are included in “Other assets” on the condensed consolidated balance sheets as of March 31, 2024. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde acquisition at an interest rate of 6.54%. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility.
During the three months ended March 31, 2024, we made payments on the Credit Facility of $39.0 million and we received proceeds of $20.0 million at a fixed base interest rate of 8.5%. During the three months ended March 31, 2024, our $1.8 million letter of credit expired, resulting in $29.0 million in availability under the Credit Facility at period end.
In April 2024, we used cash on hand to pay $20.0 million on the Credit Facility, which increased the availability under the Credit Facility to $49.0 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants in connection with our Credit Facility and Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Credit Facility, Avondale Term Loan and the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our debt covenants, see Note 14 on “Debt” included in our 2023 Annual Report on Form 10-K. As of March 31, 2024, we were in compliance with all Credit Facility and term loan debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2024 and for each year through the period ended September 30, 2028, and thereafter were as follows at March 31, 2024:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2024	$837	$434	$1,271
2025	1,763	932	2,695
2026	72,836	1,027	73,863
2027	1,909	1,128	3,037
2028	26,610	1,237	27,847
Thereafter	33,200	433	33,633
Subtotal	137,155	5,191	142,346
Debt issuance costs presented with debt	(429)	—	(429)
Total	$136,726	$5,191	$141,917

Note 13 - Derivative Financial Instruments
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks.
On March 31, 2023, we entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 1.45% for the entire loan term (the “Avondale Swap”). The Avondale Swap was designated as an effective cash flow hedge for accounting and tax purposes.
On April 14, 2022, in connection with the Lisle Term Loan, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). The Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of March 31, 2024, we estimate that $0.9 million will be reclassified to “Interest expense” within the next twelve months. As of March 31, 2024, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.4 million and $18.7 million, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023:

Interest Rate Swaps	March 31, 2024	September 30, 2023
Other current assets	$833	$957
Other assets	1,488	2,075
Total fair value of assets designated as hedging instruments	$2,321	$3,032
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and six months ended March 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31, 2024
Avondale Swap and Lisle Swap	$(738)	$(267)

	Six Months Ended March 31, 2024
Avondale Swap and Lisle Swap	$174	$(538)

	Three Months Ended March 31, 2023
Avondale Swap and Lisle Swap	$518	$(199)

	Six Months Ended March 31, 2023
Avondale Swap and Lisle Swap	$559	$(327)

Note 14 - Income Taxes
Our income tax expense for the three months ended March 31, 2024 was $2.8 million, or 26.2% of pre-tax income, compared to $1.8 million, or 33.6% of pre-tax income, for the three months ended March 31, 2023. For the six months ended March 31, 2024, our income tax expense was $5.9 million, or 24.6% of pre-tax income, compared to an income tax expense of $3.3 million, or 34.9% of pre-tax income, for the six months ended March 31, 2023. The effective income tax rate for the three and six months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three and six months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2024, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.

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

The total costs of the restructuring plan are estimated to be approximately $1.4 million and relate to the UTI segment. Approximately $45 thousand of tool related costs were expensed during the three months ended March 31, 2024, and approximately $88 thousand of employee termination and tool related costs were expensed during the six months ended March 31, 2024, all of which are reported in “Selling, general and administrative” on the condensed consolidated statements of operations. Additional estimated costs of $0.5 million are expected to be recorded during the remainder of fiscal 2024 as incurred, and $0.8 million in additional estimated costs are expected to be recorded during fiscal 2025 as incurred.

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
Preferred Stock
As of March 31, 2024, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated.
Under the terms of the Certificate of Designations for the Series A Preferred Stock (the “CoD”), we had the right to convert the outstanding shares of Series A Preferred Stock to common stock when our common stock achieved a stated volume weighted average price per share for a period of 20 consecutive trading days. On December 18, 2023, upon satisfying the stock price condition, we entered into a preferred stock repurchase agreement with Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (collectively the “Selling Stockholders”), pursuant to which we repurchased, directly from the Selling Stockholders, 33,300 shares of Series A Preferred Stock for an aggregate purchase price of $11.3 million. Additionally, we incurred approximately $0.3 million in fees related to excise taxes and other professional services related to the repurchase, which are recorded in equity. Following the repurchase of those shares of Series A Preferred Stock, and in accordance with the terms of the CoD, we issued a notice of conversion causing all remaining outstanding shares of Series A Preferred Stock to be converted into Common Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into the right to receive 30.03003 shares of our Common Stock, no par value per share, and we made a final dividend payment of $1.1 million to the Series A Preferred Stock holders of record as of December 18, 2023. As a result of the conversion, the aggregate 642,585 remaining shares of Series A Preferred Stock outstanding were

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
converted into 19,296,843 shares of Common Stock. No shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. Following the repurchase and subsequent conversion, the Selling Stockholders held less than 25% of our outstanding shares of common stock (a threshold above which we would have been required to seek regulatory approval for the conversion).
As of September 30, 2023, 675,885 shares of Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2023.
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under the $35.0 million share repurchase program, including during the six months ended March 31, 2024 or 2023.

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
The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Basic earnings per common share:
Net income	$7,787	$3,480	$18,176	$6,128
Less: Preferred stock dividend declared	—	(1,251)	(1,097)	(2,528)
Net income available for distribution	7,787	2,229	17,079	3,600
Income allocated to participating securities	—	(833)	(2,855)	(1,348)
Net income available to common shareholders	$7,787	$1,396	$14,224	$2,252

Weighted average basic shares outstanding	53,757	33,999	45,048	33,901

Basic income per common share	$0.14	$0.04	$0.32	$0.07

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net income available to common shareholders	$7,787	$1,396	$14,224	$2,252

Weighted average basic shares outstanding	53,757	33,999	45,048	33,901
Dilutive effect related to employee stock plans	1,013	554	1,002	576
Weighted average diluted shares outstanding	54,770	34,553	46,050	34,477

Diluted income per common share	$0.14	$0.04	$0.31	$0.07

Anti-dilutive shares excluded:
Outstanding stock-based grants	—	239	17	515
Convertible preferred stock	—	20,297	—	20,297
Total anti-dilutive shares excluded	—	20,536	17	20,812

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
As previously discussed in Note 2, the segment disclosures for the three and six months ended March 31, 2023 have been recast from the prior year presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2024
Revenues	$123,323	$60,853	$—	$184,176
Income (loss) from operations	18,086	3,246	(10,140)	11,192
Depreciation and amortization	5,684	1,217	301	7,202
Net income (loss)	16,616	3,320	(12,149)	7,787

Three Months Ended March 31, 2023
Revenues	$107,560	$56,260	$—	$163,820
Income (loss) from operations	9,788	6,189	(10,028)	5,949
Depreciation and amortization	5,094	1,649	3	6,746
Net income (loss)	8,821	6,237	(11,578)	3,480

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
Six Months Ended March 31, 2024
Revenues	$238,697	$120,174	$—	$358,871
Income (loss) from operations	33,177	10,373	(18,127)	25,423
Depreciation and amortization	11,178	2,371	637	14,186
Net income (loss)	30,213	10,493	(22,530)	18,176

Six Months Ended March 31, 2023
Revenues	$213,133	$70,691	$—	$283,824
Income (loss) from operations	23,210	5,463	(18,276)	10,397
Depreciation and amortization	9,869	2,106	19	11,994
Net income (loss)	21,553	5,503	(20,928)	6,128

As of March 31, 2024
Total assets	$446,337	$134,849	$120,902	$702,088

As of September 30, 2023
Total assets	$442,507	$130,813	$167,365	$740,685

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
Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining two Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of December 31, 2023, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2023 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.
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

Overview of the Three and Six Months Ended March 31, 2024

Student Metrics

	Three Months Ended			Six Months Ended
	March 31,		%	March 31,		%
	2024	2023	Change	2024	2023(1)	Change
UTI
Total new student starts	2,840	2,374	19.6%	5,154	4,348	18.5%
Average undergraduate full-time active students	13,810	12,516	10.3%	14,065	13,014	8.1%
End of period undergraduate full-time active students	13,590	12,104	12.3%	13,590	12,104	12.3%
Concorde
Total new student starts	2,640	2,252	17.2%	4,672	2,573	81.6%
Average undergraduate full-time active students	8,506	7,808	8.9%	8,375	7,773	7.7%
End of period undergraduate full-time active students	8,487	7,708	10.1%	8,487	7,708	10.1%
Consolidated
Total new student starts	5,480	4,626	18.5%	9,826	6,921	42.0%
Average undergraduate full-time active students	22,316	20,324	9.8%	22,440	20,787	8.0%
End of period undergraduate full-time active students	22,077	19,812	11.4%	22,077	19,812	11.4%
(1)    New student starts and average student data for Concorde presented in the six months ended March 31, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through March 31, 2023.
For three and six months ended March 31, 2024, the increase in UTI new student starts, average undergraduate full-time active students and end of period students was primarily due to the successful rollout of 14 new programs across nine campuses during the fiscal 2023 fourth quarter and fiscal 2024 first quarter, and increased student demand at a majority of the remaining UTI campuses. Concorde rolled out four new programs at three campuses during the same time period, and also rolled out new cash pay “short courses” at a number of campuses. These program rollouts, along with high demand for its existing programs resulted in increases in new student starts, average undergraduate full-time active students and end of period students compared to the prior year.

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

Operations

Revenues for the three months ended March 31, 2024 were $184.2 million, an increase of $20.4 million, or 12.4%, from the comparable period in the prior year. UTI revenues increased by approximately $15.8 million, or 14.7%, and Concorde revenues increased by approximately $4.6 million, or 8.2%. Both segment increases were driven by the higher student starts and average undergraduate full-time active students as previously noted.
Revenues for the six months ended March 31, 2024 were $358.9 million, an increase of $75.0 million, or 26.4%, from the comparable period in the prior year. UTI revenues increased by approximately $25.6 million, or 12.0%, driven primarily by the higher student starts and average undergraduate full-time active students compared to the prior year. Concorde revenues increased by approximately $49.5 million, or 70.0%, primarily due to the inclusion of two extra months of revenue compared to the prior year period, along with higher student starts and average undergraduate full time active students.
Total income from operations was $11.2 million and $25.4 million during the three and six months ended March 31, 2024, respectively, compared to $5.9 million and $10.4 million for the three and six months ended March 31, 2023, respectively.

The increase for the three-month period was primarily driven by the increased revenues from the larger student population. The increase for the six-month period was due to the inclusion of two additional months of revenue for Concorde as compared to the prior year period. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on optimization opportunities throughout our operations in both segments.
Business Strategy
Our business strategy has three key tenets: (i) to grow the business by more deeply penetrating existing target markets and adding new markets; (ii) to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and (iii) to continually optimize the business by constantly enhancing operational efficiency.

During the six months ended March 31, 2024, we executed the following as part of our business strategy:
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
•UTI obtained Federal Aviation Administration approval for the Airframe and Powerplant Technician program at the Miramar, Florida campus and started the first cohort of students during the first quarter of 2024, which completed the rollout of the 14 new programs announced in fiscal 2023.
•UTI announced new partnerships with United Service Organization, Hawaiian Airlines, iRacing, and several other companies for early employment programs. These partnerships will provide additional career transition and placement opportunities for UTI students.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.9%	53.1%
Selling, general and administrative	41.0%	43.3%
Total operating expenses	93.9%	96.4%
Income from operations	6.1%	3.6%
Interest income	0.8%	1.1%
Interest expense	(1.2)%	(1.6)%
Other income (expense), net	0.1%	0.1%
Total other expense, net	(0.3)%	(0.4)%
Income before income taxes	5.7%	3.2%
Income tax expense	(1.5)%	(1.1)%
Net income	4.2%	2.2%
Preferred stock dividends	—%	(0.8)%
Income available for distribution	4.2%	1.4%
Income allocated to participating securities	—%	(0.5)%
Net income available to common shareholders	4.2%	0.9%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended March 31, 2024			Three months ended March 31, 2023
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$123,323	$60,853	$184,176	$107,560	$56,260	$163,820
Year over Year % Change	14.7%	8.2%	12.4%

Revenues for the three months ended March 31, 2024 were $184.2 million, an increase of $20.4 million, or 12.4%, as compared to revenues of $163.8 million for the three months ended March 31, 2023.

UTI

Revenues for UTI for the three months ended March 31, 2024 were $123.3 million compared to $107.6 million in the prior period. Revenue increased primarily due to a 10.3% increase in average undergraduate full-time active students during the quarter and 19.6% increase in new student starts from the prior year.

Concorde

Revenues for Concorde for the three months ended March 31, 2024 were $60.9 million compared to $56.3 million in the prior period. Revenues increased primarily due to an 8.9% increase in average undergraduate full-time active students during the quarter and 17.2% increase in new student starts from the prior year.

Educational services and facilities expenses

Educational services and facilities expenses were $97.5 million for the three months ended March 31, 2024, as compared to $86.9 million for the three months ended March 31, 2023. This increase was primarily due to the increased student volumes during the period and costs associated with our business strategies.

The following tables set forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended March 31, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$30,655	$23,768	$54,423
Bonus expense	746	333	1,079
Stock-based compensation	104	—	104
Compensation and related costs	31,505	24,101	55,606
Occupancy costs	7,586	5,424	13,010
Supplies, maintenance and student expense	8,102	4,351	12,453
Depreciation and amortization expense	5,585	754	6,339
Contract services expense	1,151	526	1,677
Other educational services and facilities expense	6,171	2,232	8,403
Total educational services and facilities expense	$60,100	$37,388	$97,488

	Three months ended March 31, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$29,129	$19,696	$48,825
Bonus expense	652	—	652
Stock-based compensation	99	—	99
Compensation and related costs	29,880	19,696	49,576
Occupancy costs	7,944	5,592	13,536
Supplies, maintenance and student expense	5,062	4,104	9,166
Depreciation and amortization expense	4,763	1,530	6,293
Contract services expense	1,012	119	1,131
Other educational services and facilities expense	4,660	2,568	7,228
Total educational services and facilities expense	$53,321	$33,609	$86,930

UTI

Compensation and related costs increased by $1.6 million for the three months ended March 31, 2024, primarily due to instructors and other personnel hired to support the additional programs added at the end of fiscal 2023 and in early fiscal 2024.

Supplies, maintenance and student expense increased by $3.0 million primarily due to the increased cost of student housing in support of relocating students.

Other educational services and facilities expense increased by $1.5 million consistent with the increased average undergraduate full-time active students.

Concorde

Compensation and related costs increased by $4.4 million for the three months ended March 31, 2024, primarily due to instructors and other personnel hired to support overall student growth and the launch of additional programs during the current year.

Depreciation expense decreased $0.8 million due to the final adjustments to the purchase price allocation for our acquisition of Concorde as of December 1, 2023, which decreased the depreciable base value of the acquired property and equipment, thereby lowering future depreciation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $75.5 million, as compared to $70.9 million for the three months ended March 31, 2023. This increase was primarily due to costs associated with our business strategies.

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

The following tables set forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended March 31, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,105	$7,173	$3,862	$31,140
Bonus expense	2,677	496	1,128	4,301
Stock-based compensation	209	69	1,972	2,250
Compensation and related costs	22,991	7,738	6,962	37,691
Advertising and marketing expense	13,900	7,040	211	21,151
Professional and contract services expense	1,620	2,232	3,014	6,866
Other selling, general and administrative expenses	6,626	3,209	(47)	9,788
Total selling, general and administrative expenses	$45,137	$20,219	$10,140	$75,496

	Three months ended March 31, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$18,259	$6,807	$3,841	$28,907
Bonus expense	3,339	480	984	4,803
Stock-based compensation	545	—	1,469	2,014
Compensation and related costs	22,143	7,287	6,294	35,724
Advertising and marketing expense	14,179	6,502	—	20,681
Professional and contract services expense	1,906	1,327	3,051	6,284
Other selling, general and administrative expenses	6,223	1,346	683	8,252
Total selling, general and administrative expenses	$44,451	$16,462	$10,028	$70,941

UTI
Compensation and related costs increased by $0.8 million for the three months ended March 31, 2024 primarily due to additional headcount hired to support the UTI segment and our business strategies.
Advertising and marketing expense remained relatively flat year over year. UTI continues to target cost-efficient marketing with an increased focus on digital media. UTI advertising and marketing expense as a percentage of revenues decreased to 11.3% for the three months ended March 31, 2024 as compared to 13.2% in the prior year.
Concorde
Compensation and related costs increased by $0.5 million for the three months ended March 31, 2024 primarily due to additional headcount hired to support the Concorde segment and our business strategies.
Concorde advertising and marketing increased year over year by $0.5 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended March 31, 2024 and 2023 remained consistent at 11.6%.
Concorde professional and contract services expenses increased by $0.9 million for the three months ended March 31, 2024 primarily related to the continuing integration activities.
Concorde other selling, general and administrative expenses increased by $1.9 million for the three months ended March 31, 2024 primarily due to an increase of $1.3 million in bad debt expense. The prior year benefited from a favorable adjustment due to aligning accounting policies post acquisition. The allowance for doubtful accounts as a percent of accounts receivable has improved since acquisition.
Corporate
Selling, general and administrative expenses for Corporate increased slightly for the three months ended March 31, 2024 primarily due to a $0.7 million increase in compensation related costs, largely offset by a decrease in other selling, general and administrative expenses.
Income taxes
Income tax expense for the three months ended March 31, 2024 was $2.8 million, or 26.2% of pre-tax income, compared to $1.8 million, or 33.6% of pre-tax income, for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. See Note 14 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of March 31, 2024, no shares of Series A Convertible Preferred Stock, the (“Series A Preferred Stock”) remain outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the Certificate of Designations of the Series A Preferred Stock (the “CoD”), we recorded a preferred stock cash dividend of $1.3 million for the three months ended March 31, 2023.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $7.8 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. As such, there is no income allocated to participating securities for the three months ended March 31, 2024. The income allocated to participating securities for the three months ended March 31, 2023 was $0.8 million.
Net income available to common shareholders
We had $7.8 million and $1.4 million of net income available to common shareholders for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2024	2023
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.9%	52.3%
Selling, general and administrative	40.0%	44.1%
Total operating expenses	92.9%	96.4%
Income from operations	7.1%	3.6%
Interest income	0.9%	0.9%
Interest expense	(1.4)%	(1.4)%
Other income (expense), net	0.1%	0.2%
Total other (expense), net	(0.4)%	(0.3)%
Income before income taxes	6.7%	3.3%
Income tax expense	(1.7)%	(1.2)%
Net income	5.1%	2.1%
Preferred stock dividends	(0.3)%	(0.9)%
Income available for distribution	4.8%	1.3%
Income allocated to participating securities	(0.8)%	(0.5)%
Net income available to common shareholders	4.0%	0.8%

Revenues

The following table presents revenue by segment (in thousands):

	Six Months Ended March 31, 2024			Six Months Ended March 31, 2023
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$238,697	$120,174	$358,871	$213,133	$70,691	$283,824
Year over Year % Change	12.0%	70.0%	26.4%

Revenues for the six months ended March 31, 2024 were $358.9 million, an increase of $75.0 million, or 26.4%, as compared to revenues of $283.8 million for the six months ended March 31, 2023.

UTI
Revenues for UTI for the six months ended March 31, 2024 were $238.7 million compared to $213.1 million in the prior year period. Revenue increased primarily due to an overall increase in average revenue per student and an 8.1% increase in overall average undergraduate full-time active students.
Concorde

Revenues for Concorde for the six months ended March 31, 2024 were $120.2 million compared to $70.7 million in the prior year period. The primary drivers of the increase for Concorde were the inclusion of two additional months of revenue during the current year and an increase in overall average undergraduate full-time active students. Concorde programs are offered year-round, however, there can be fluctuations in the student population due to the timing and size of class starts which are dictated by the accrediting bodies governing the clinical and core programs.
Educational services and facilities expenses

Educational services and facilities expenses were $189.9 million for the six months ended March 31, 2024, as compared to $148.3 million for the six months ended March 31, 2023, which is primarily due to the increase in student volumes during the current period and the inclusion of Concorde results for two additional months in the current year.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Six Months Ended March 31, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$57,558	$45,594	$103,152
Bonus expense	1,399	470	1,869
Stock-based compensation	191	—	191
Compensation and related costs	59,148	46,064	105,212
Occupancy costs	15,044	10,987	26,031
Depreciation and amortization expense	10,977	2,012	12,989
Supplies and maintenance and student expense	18,515	8,212	26,727
Contract services expense	2,035	1,029	3,064
Other educational services and facilities expense	11,749	4,125	15,874
Total educational services and facilities expense	$117,468	$72,429	$189,897

	Six Months Ended March 31, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$55,981	$26,255	$82,236
Bonus expense	1,308	—	1,308
Stock-based compensation	180	—	180
Compensation and related costs	57,469	26,255	83,724
Occupancy costs	15,626	7,356	22,982
Depreciation and amortization expense	9,180	1,950	11,130
Supplies, maintenance and student expense	9,647	5,015	14,662
Contract services expense	2,077	175	2,252
Other educational services and facilities expense	10,199	3,389	13,588
Total educational services and facilities expense	$104,198	$44,140	$148,338
UTI
Compensation and related costs increased by $1.7 million for the six months ended March 31, 2024 primarily due to instructors and other personnel hired to support the additional programs added at the end of fiscal 2023 and in early fiscal 2024.
Occupancy costs decreased by $0.6 million for the six months ended March 31, 2024 due to the purchase of the three primary buildings at the Orlando, Florida campus in March 2023.
Depreciation and amortization expense increased by $1.8 million for the six months ended March 31, 2024 primarily due to the purchase of the three primary buildings at the Orlando, Florida campus in March 2023 and increased capital expenditures related to the new program launches.
Supplies, maintenance and student expense increased by $8.9 million primarily due to the increased cost of student housing in support of relocating students.
Concorde
Compensation and related costs increased by $19.8 million for the six months ended March 31, 2024 primarily due to the inclusion of two additional months of expenses in the current year in addition to increased instructors and other personnel hired to support the new program expansions.
The other expense increases for the six months ended March 31, 2024 were all primarily driven by the additional two months of activity included in the current year.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended March 31, 2024 were $143.6 million. This represents an increase of $18.5 million, as compared to $125.1 million for the six months ended March 31, 2023, which is primarily due to the inclusion of two additional months of results for Concorde in the current year and costs associated with our growth and diversification strategy.
As previously noted in the results of operations for the comparable three-month periods, the prior year amounts for selling, general and administrative expenses have been recast for comparability to the current year presentation.
The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Six Months Ended March 31, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$38,571	$13,539	$7,425	$59,535
Bonus expense	5,518	1,216	2,150	8,884
Stock-based compensation	592	77	2,975	3,644
Compensation and related costs	44,681	14,832	12,550	72,063
Advertising and marketing expense	27,253	13,132	211	40,596
Professional and Contract services expense	3,323	3,599	5,521	12,443
Other selling, general and administrative expenses	12,796	5,808	(155)	18,449
Total selling, general and administrative expenses	$88,053	$37,371	$18,127	$143,551

	Six Months Ended March 31, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$34,890	$8,724	$7,715	$51,329
Bonus expense	6,226	668	2,118	9,012
Stock-based compensation	716	—	2,386	3,102
Compensation and related costs	41,832	9,392	12,219	63,443
Advertising and marketing expense	27,528	7,782	—	35,310
Professional and Contract services expense	3,906	1,845	5,226	10,977
Other selling, general and administrative expenses	12,459	2,069	831	15,359
Total selling, general and administrative expenses	$85,725	$21,088	$18,276	$125,089
UTI
Compensation and related costs increased by $2.8 million for the six months ended March 31, 2024 primarily due to an increase in headcount to support the UTI segment and our growth and diversification initiatives as compared to the prior year.
Advertising and marketing expense decreased by $0.3 million for the six months ended March 31, 2024, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising and marketing expense as a percentage of revenues decreased to 11.4% for the six months ended March 31, 2024 as compared to 12.9% in the prior year.
Concorde
Concorde compensation and related costs increased by $5.4 million for the six months ended March 31, 2024 primarily due to the inclusion of two additional months of expense in the current year and an increase in headcount to support the Concorde segment and our growth and diversification initiatives as compared to the prior year period.
Advertising and marketing expense as a percentage of revenues remained consistent at 10.9% for the six months ended March 31, 2024 as compared to 11.0% in the prior year period.

Selling, general and administrative expenses for Concorde for the six months ended March 31, 2024 increased across all line items as the current year period includes two additional months of expenses compared to the prior year. This increase is also partially due to our continuing integration efforts.
Corporate
Selling, general and administrative expenses for Corporate remained consistent, decreasing by $0.1 million for the six months ended March 31, 2024, with both periods including one-time integration costs related to the Concorde acquisition and costs associated with our growth and diversification strategy.
Income taxes
Our income tax expense for the six months ended March 31, 2024 was $5.9 million, or 24.6% of pre-tax income, compared to income tax expense of $3.3 million, or 34.9% of pre-tax income, for the six months ended March 31, 2023. The effective income tax rate for the six months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the six months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. See Note 14 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of March 31, 2024, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the CoD, we recorded a preferred stock cash dividend of $1.1 million and $2.5 million for the six months ended March 31, 2024 and 2023, respectively.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $17.1 million and $3.6 million for the six months ended March 31, 2024 and 2023, respectively.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. The amount of income allocated to the participating securities for the six months ended March 31, 2024 and 2023 was $2.9 million and $1.3 million, respectively.
Net income available to common shareholders
After allocating the income to the participating securities, we had $14.2 million and $2.3 million of net income available to common shareholders for the six months ended March 31, 2024 and 2023, respectively.

Non-GAAP Financial Measures
Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended March 31, 2024 were $18.5 million and $39.9 million, respectively, compared to $12.8 million and $22.8 million for the three and six months ended March 31, 2023, respectively. We define EBITDA as net income, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.

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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income	$7,787	$3,480	$18,176	$6,128
Interest income	(1,427)	(1,805)	(3,402)	(2,628)
Interest expense	2,184	2,637	5,055	4,060
Income tax expense	2,767	1,763	5,927	3,288
Depreciation and amortization	7,202	6,746	14,186	11,994
EBITDA	$18,513	$12,821	$39,942	$22,842

Liquidity and Capital Resources
Overview of Liquidity
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments, and revolving credit facility will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced program expansions over the next 12 months and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs in existing markets where we continue to optimize utilization of our campus facilities.
Our aggregate cash and cash equivalents were $116.1 million as of March 31, 2024, a decrease of $35.4 million from September 30, 2023 due primarily to net repayments of $19.0 million to the revolving credit facility and the $11.3 million used to repurchase our Series A preferred shares. We also had available liquidity under our revolving credit facility of $29.0 million as of March 31, 2024.
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
Long-term Debt
As of March 31, 2024, we had $142.3 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and a revolving credit facility. Of the $142.3 million outstanding, $28.8 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $37.3 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on

50% of the loan at a market rate at the time the derivative was initiated. Approximately $5.2 million relates to a finance lease for a campus within our Concorde segment. The remaining $71.0 million relates to funds drawn from the $100.0 million revolving credit facility that was secured in connection with the Concorde acquisition. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the revolving credit facility.
Dividends
We currently do not pay a cash dividend on our common stock. A final cash dividend payment of $1.1 million was paid to Series A Preferred Stock holders of record as of December 18, 2023 during the three months ended December 31, 2023 as a result of the conversion of the Series A Preferred Stock. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our preferred stock.
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
Operating Activities
Our net cash provided by operating activities was $8.3 million for the six months ended March 31, 2024, compared to net cash used of $4.3 million for the six months ended March 31, 2023.

Net income, after adjustments for non-cash items, for the six months ended March 31, 2024 provided cash of $50.5 million. The non-cash items included $14.2 million for depreciation and amortization expense, $11.0 million for amortization of right-of-use assets for operating leases, $3.8 million for stock-based compensation expense, and $3.2 million for bad debt expense.
Changes in operating assets and liabilities used cash of $42.2 million primarily due to the following:

•The change in deferred revenue used cash of $18.1 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2024 as compared to September 30, 2023.
•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $10.1 million.
•The increase in prepaid expenses used cash of $4.5 million primarily due to the timing of payments.
•The increase in notes receivable used cash of $4.4 million primarily due to higher utilization of the Tuition Loan Program.
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

Investing Activities

During the six months ended March 31, 2024, cash used in investing activities was $9.8 million for the purchase of property and equipment to support new program expansion at both UTI and Concorde.
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
Financing Activities
During the six months ended March 31, 2024, cash used in financing activities was $35.0 million which was primarily related to $19.0 million in net payments on the revolving credit facility, or $39.0 million in payments offset by $20.0 million in proceeds. Additionally, $11.5 million was used to repurchase of Series A Preferred Stock. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the repurchase. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $2.1 million, the payment of long-term debt of $1.2 million, and the payment of preferred dividends of $1.1 million.
During the six months ended March 31, 2023, cash provided by financing activities was $85.5 million which was primarily related to proceeds from our revolving credit facility of $90.0 million, partially offset by the semi-annual payment of preferred stock dividends of $2.5 million, $0.7 million in payroll taxes paid for stock-based compensation through shares withheld, payment of long-term debt of $0.7 million, and debt issuance costs related to the revolving credit facility of $0.5 million

Seasonality and Trends
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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the six months ended March 31, 2024 from those previously disclosed in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes in our market risk exposure during the six months ended March 31, 2024. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2023 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
10.1
Universal Technical Institute, Inc., Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

10.2
Form of Restricted Stock Unit Agreement under Amended and Restated 2021 Equity Incentive Plan effective as of March 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

10.3
Form of Performance Unit Award Agreement under Amended and Restated 2021 Equity Incentive Plan effective as of March 7, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 9, 2024	By:	/s/ Troy R. Anderson
		Name:	Troy R. Anderson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2024	By:	/s/ Christine Kline
		Name:	Christine Kline
		Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)