Form 10-Q
period 2024-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2024-08-07
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 1, 2024, there were 53,811,817 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$115,505	$151,547
Restricted cash	3,611	5,377
Receivables, net	30,024	25,161
Notes receivable, current portion	6,194	5,991
Prepaid expenses	13,650	9,412
Other current assets	7,581	7,497
Total current assets	176,565	204,985
Property and equipment, net	263,252	266,346
Goodwill	28,459	28,459
Intangible assets, net	18,453	18,975
Notes receivable, less current portion	35,164	30,672
Right-of-use assets for operating leases	164,170	176,657
Deferred tax asset, net	6,577	3,768
Other assets	13,401	10,823
Total assets	$706,041	$740,685
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$79,846	$69,941
Deferred revenue	65,977	85,738
Operating lease liability, current portion	22,275	22,481
Long-term debt, current portion	2,656	2,517
Other current liabilities	3,007	4,023
Total current liabilities	173,761	184,700
Deferred tax liabilities, net	663	663
Operating lease liability	153,267	165,026
Long-term debt	134,671	159,600
Other liabilities	4,296	4,729
Total liabilities	466,658	514,718
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 53,894 and 34,157 shares issued, 53,812 and 34,075 shares outstanding.	5	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 0 and 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	218,150	151,439
Paid-in capital - preferred	—	66,481
Treasury stock, at cost, 82 shares	(365)	(365)
Retained earnings	19,669	5,946
Accumulated other comprehensive income	1,924	2,463
Total shareholders’ equity	239,383	225,967
Total liabilities and shareholders’ equity	$706,041	$740,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$177,458	$153,286	$536,329	$437,110
Operating expenses:
Educational services and facilities	95,277	88,377	285,174	236,715
Selling, general and administrative	74,735	64,246	218,286	189,335
Total operating expenses	170,012	152,623	503,460	426,050
Income from operations	7,446	663	32,869	11,060
Other (expense) income:
Interest income	1,440	1,632	4,842	4,260
Interest expense	(2,149)	(2,957)	(7,204)	(7,017)
Other income (expense), net	20	89	353	540
Total other expense, net	(689)	(1,236)	(2,009)	(2,217)
Income (loss) before income taxes	6,757	(573)	30,860	8,843
Income tax (expense) benefit (Note 14)	(1,772)	64	(7,699)	(3,224)
Net income (loss)	$4,985	$(509)	$23,161	$5,619
Preferred stock dividends	—	(1,263)	(1,097)	(3,791)
Income (loss) available for distribution	$4,985	$(1,772)	$22,064	$1,828
Income allocated to participating securities	—	—	(2,855)	(684)
Net income (loss) available to common shareholders	$4,985	$(1,772)	$19,209	$1,144

Earnings per share (Note 18):
Net income (loss) per share - basic	$0.09	$(0.05)	$0.40	$0.03
Net income (loss) per share - diluted	$0.09	$(0.05)	$0.39	$0.03

Weighted average number of shares outstanding (Note 18):
Basic	53,805	34,067	47,956	33,956
Diluted	54,951	34,067	49,041	34,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$4,985	$(509)	$23,161	$5,619
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps, net of taxes	(6)	513	(539)	(151)
Comprehensive income	$4,979	$4	$22,622	$5,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	10,389	—	10,389
Issuance of common stock under stock-based compensation plans	538	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(178)	—	—	—	(2,054)	—	—	—	—	—	(2,054)
Stock-based compensation	—	—	—	—	1,482	—	—	—	—	—	1,482
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Unrealized loss on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	(886)	(886)
Balance as of December 31, 2023	53,814	$5	—	$—	$214,071	$—	(82)	$(365)	$6,897	$1,577	$222,185
Net income	—	—	—	—	—	—	—	—	7,787	—	7,787
Issuance of common stock under stock-based compensation plans	74	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(65)	—	—	—	—	—	(65)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	—	2,353
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	353	353
Balance as of March 31, 2024	53,884	$5	—	$—	$216,359	$—	(82)	$(365)	$14,684	$1,930	$232,613
Net income	—	—	—	—	—	—	—	—	4,985	—	4,985
Issuance of common stock under employee plans	15	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(5)	—	—	—	(72)	—	—	—	—	—	(72)
Stock-based compensation	—	—	—	—	1,863	—	—	—	—	—	1,863
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2024	53,894	$5	—	$—	$218,150	$—	(82)	$(365)	$19,669	$1,924	$239,383

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	2,648	—	2,648
Issuance of common stock under stock-based compensation plans	223	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(73)	—	—	—	(525)	—	—	—	—	—	(525)
Stock-based compensation	—	—	—	—	1,169	—	—	—	—	—	1,169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(126)	(126)
Balance as of December 31, 2022	34,007	$3	676	$—	$149,016	$66,481	(82)	$(365)	$64	$2,087	$217,286
Net Income	—	—	—	—	—	—	—	—	3,480	—	3,480
Issuance of common stock under stock-based compensation plans	175	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(33)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	2,113	—	—	—	—	—	2,113
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(538)	(538)
Balance as of March 31, 2023	34,149	$3	676	$—	$150,906	$66,481	(82)	$(365)	$2,293	$1,549	$220,867
Net loss	—	—	—	—	—	—	—	—	(509)	—	(509)
Issuance of common stock under employee plans	4	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(13)	—	—	—	—	—	(13)
Stock-based compensation	—	—	—	—	533	—	—	—	—	—	533
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,263)	—	(1,263)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	513	513
Balance as of June 30, 2023	34,151	$3	676	$—	$151,426	$66,481	(82)	$(365)	$521	$2,062	$220,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$23,161	$5,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,562	18,649
Amortization of right-of-use assets for operating leases	16,468	15,439
Bad debt expense	5,066	1,447
Stock-based compensation	5,698	3,815
Deferred income taxes	(2,336)	2,594
Training equipment credits earned, net	1,309	1,299
Unrealized loss on interest rate swap	(539)	(151)
Other losses (gains), net	137	(197)
Changes in assets and liabilities:
Receivables	(9,736)	(2,869)
Prepaid expenses	(7,316)	(3,293)
Other assets	(2,380)	623
Notes receivable	(4,695)	(22)
Accounts payable, accrued expenses and other current liabilities	8,560	(13,949)
Deferred revenue	(19,761)	(16,884)
Operating lease liability	(15,946)	(16,094)
Other liabilities	(891)	(759)
Net cash provided by (used in) operating activities	18,361	(4,733)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(16,381)
Purchase of property and equipment	(16,769)	(48,847)
Proceeds from maturities of held-to-maturity securities	—	29,000
Proceeds from insurance policy	261	—
Net cash used in investing activities	(16,508)	(36,228)
Cash flows from financing activities:
Proceeds from revolving credit facility	36,000	90,000
Payments on revolving credit facility	(59,000)	—
Debt issuance costs for long-term debt	—	(484)
Payments on term loans and finance leases	(1,870)	(1,179)
Payment of preferred stock cash dividend	(1,097)	(2,528)
Preferred share repurchase	(11,503)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(2,191)	(761)
Net cash (used in) provided by financing activities	(39,661)	85,048
Change in cash, cash equivalents and restricted cash	(37,808)	44,087
Cash and cash equivalents, beginning of period	151,547	66,452
Restricted cash, beginning of period	5,377	3,544
Cash, cash equivalents and restricted cash, beginning of period	156,924	69,996
Cash and cash equivalents, end of period	115,505	110,511
Restricted cash, end of period	3,611	3,572
Cash, cash equivalents and restricted cash, end of period	$119,116	$114,083

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$9,968	$967
Interest paid	8,052	6,442

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$702	$500
Depreciation of training equipment obtained in exchange for services	412	558
Change in accrued capital expenditures during the period	(1,263)	1,836
Preferred dividends payable	—	1,263
Conversion of Series A Preferred Stock	63,206	—
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
Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs as “Concorde Career College” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Concorde Acquisition” for additional information.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. Additional information about our reportable segments is presented in Note 19.
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 23 on “Government Regulation and Financial Aid” included in our 2023 Annual Report on Form 10-K.

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.
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

Segment Recast

During fiscal 2023, in coordination with the integration of Concorde, we began to reassess our operating model to determine the optimal structure to achieve future growth goals and support the business. In furtherance of the foregoing, we executed an internal reorganization of our operations to fully transition our operating and reporting model to support a multi-divisional business. Each of the reportable segments now has dedicated accounting, finance, information technology, and human resources teams. Additionally, certain human resources and information technology costs that benefit the entire organization are now allocated across the UTI, Concorde and Corporate segments each period based upon relative headcount. As a result, additional costs have moved from the Corporate segment into the UTI segment and to a lesser extent the Concorde segment, as resources were redirected to support each segment’s objectives. Due to these changes in allocation methodology, the segment disclosures in Note 19 for the three and nine months ended June 30, 2023 have been recast from the prior year presentation for comparability to the current year presentation.

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
Note 4 - Concorde Acquisition
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
Pro forma financial information
The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2022:

Nine Months Ended
June 30, 2023
Revenue	$473,131
Net income	6,205
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
Revenues across the UTI and Concorde segments consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Tuition and fee revenue is recognized ratably over the term of the course or program offered.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2024	September 30, 2023
Receivables (1)	$71,851	$59,863
Deferred revenue	65,977	85,738
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the nine months ended June 30, 2024, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

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

Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$37,070	$37,070	$—	$—
Notes receivable(2)	41,358	—	—	41,358
Total assets at fair value on a recurring basis	$78,428	$37,070	$—	$41,358

Revolving credit facility and term loans(3)	132,746	—	132,746	—
Total liabilities at fair value on a recurring basis	$132,746	$—	$132,746	$—

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
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023.
(2) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023.
(3) The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2024	September 30, 2023
Land	$25,601	$25,601
Buildings and building improvements	164,490	160,920
Leasehold improvements	90,102	87,525
Training equipment	116,116	110,292
Office and computer equipment	35,628	37,251
Curriculum development	4,808	2,478
Software developed for internal use	12,654	12,573
Vehicles	1,432	1,406
Right-of-use assets for finance leases	5,603	5,603
Construction in progress	9,010	9,061
	465,444	452,710
Less: Accumulated depreciation and amortization	(202,192)	(186,364)
Total	$263,252	$266,346
Depreciation expense related to property and equipment was $7.2 million and $21.1 million for the three and nine months ended June 30, 2024, and $6.5 million and $18.2 million for the three and nine months ended June 30, 2023, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8 - Goodwill

Our goodwill balance of $28.5 million as of June 30, 2024 and September 30, 2023, respectively, represents the acquired assembled workforce and the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed.

The goodwill balance by reportable segment as of June 30, 2024 and September 30, 2023 was:

UTI	$16,859
Concorde	11,600
Total	$28,459
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Our goodwill is tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no indicators of goodwill impairment as of June 30, 2024.

Note 9 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of June 30, 2024:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(932)	1,010	4.78
Curriculum	1,800	(657)	1,143	3.24
Total	$20,042	$(1,589)	$18,453	3.96
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of September 30, 2023:

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Amortization expense was $0.2 million and $0.5 million for the three and nine months ended June 30, 2024, and $0.2 million and $0.5 million for the three and nine months ended June 30, 2023, respectively.
Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2024	$174
2025	677
2026	660
2027	337
2028	97
Thereafter	208
Total	$2,153
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of June 30, 2024.
Note 10 - Leases
As of June 30, 2024, we have facility leases at 29 of our 33 campuses and three non-campus locations under non-cancelable operating or finance leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of June 30, 2024, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.
Some of the facility leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. There are no early termination penalties, residual value guarantees, restrictions or covenants imposed by our facility leases. The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the condensed consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.”

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of lease expense during the three and nine months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease Expense	2024	2023	2024	2023
Operating lease expense(1)	$7,603	$7,765	$22,862	$21,742
Finance lease expense:
Amortization of leased assets	227	227	681	552
Interest on lease liabilities	77	88	238	210
Variable lease expense	2,776	2,186	7,613	6,443
Sublease income	(122)	(29)	(187)	(86)
Total net lease expense	$10,561	$10,237	$31,207	$28,861
(1)    Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and nine months ended June 30, 2024 and 2023.
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2024	September 30, 2023
Assets:
Operating lease assets	Right-of-use assets for operating leases	$164,170	$176,657
Finance lease assets	Property and equipment, net(1)	4,164	4,846
Total leased assets		$168,334	$181,503

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$22,275	$22,481
Finance lease liabilities	Long-term debt, current portion(1)	911	844
Non-current
Operating lease liabilities	Operating lease liability	153,267	165,026
Finance lease liabilities	Long-term debt	4,076	4,757
Total lease liabilities		$180,529	$193,108
(1)     The finance lease assets and liabilities as of June 30, 2024 and September 30, 2023 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $1.4 million and $0.8 million as of June 30, 2024 and September 30, 2023, respectively.

Lease Term and Discount Rate	June 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	7.24	7.91
Finance lease	4.58	5.33

Weighted average discount rate:
Operating leases	4.87%	4.76%
Finance lease	6.02%	6.02%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended June 30,
Supplemental Disclosure of Cash Flow and Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,946	$16,094
Financing cash flows from finance leases	625	499

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$3,981	$4,857
(1) During the nine months ended June 30, 2024, Concorde renewed the campus lease for the San Antonio, Texas campus.

Maturities of lease liabilities were as follows:

	As of June 30, 2024
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2024	$6,462	$292
2025	30,168	1,190
2026	30,525	1,226
2027	28,882	1,263
2028	26,747	1,301
2029 and thereafter	85,892	439
Total lease payments	208,676	5,711
Less: interest	(33,134)	(724)
Present value of lease liabilities	175,542	4,987
Less: current lease liabilities	(22,275)	(911)
Long-term lease liabilities	$153,267	$4,076

Note 11 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2024	September 30, 2023
Accounts payable	$18,832	$14,438
Accrued compensation and benefits	38,614	36,332
Accrued tool sets	5,060	4,096
Other accrued expenses	17,340	15,075
Total accounts payable and accrued expenses	$79,846	$69,941

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12 - Debt

	June 30, 2024			September 30, 2023
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	7.51%	Nov 2025	$67,000	$90,000
Avondale Term Loan(2)	7.38%	May 2028	28,611	29,251
Lisle Term Loan(3)	7.33%	Apr 2029	37,135	37,740
Finance lease(4)	6.02%	Various	4,987	5,601
Total debt			137,733	162,592
Debt issuance costs presented with debt (5)			(406)	(475)
Total debt, net			137,327	162,117
Less: current portion of long-term debt			(2,656)	(2,517)
Long-term debt			$134,671	$159,600
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
(5)    The unamortized debt issuance costs as of June 30, 2024 relate to the Avondale Term Loan and the Lisle Term Loan.
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
This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Credit Facility and with the outstanding principal due and payable at maturity. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which are included in “Other assets” on the condensed consolidated balance sheets as of June 30, 2024. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde acquisition at an interest rate of 6.54%. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility, which expired in March 2024.
During the nine months ended June 30, 2024, we made payments on the Credit Facility of $59.0 million and we received proceeds of $36.0 million at a fixed base interest rate of 8.5%. The remaining availability under the Credit Facility as of June 30, 2024 was $33.0 million.
In July 2024, we used cash on hand to pay $16.0 million on the Credit Facility, which increased the availability under the Credit Facility to $49.0 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants in connection with our Credit Facility and Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Credit Facility, Avondale Term Loan and the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our debt covenants, see Note 14 on “Debt” included in our 2023 Annual Report on Form 10-K. As of June 30, 2024, we were in compliance with all Credit Facility and term loan debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2024 and for each fiscal year through the period ended September 30, 2028, and thereafter were as follows at June 30, 2024:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2024	$427	$218	$645
2025	1,763	934	2,697
2026	68,837	1,029	69,866
2027	1,909	1,131	3,040
2028	26,610	1,239	27,849
Thereafter	33,200	436	33,636
Subtotal	132,746	4,987	137,733
Debt issuance costs presented with debt	(406)	—	(406)
Total	$132,340	$4,987	$137,327

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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of June 30, 2024, we estimate that $0.9 million will be reclassified to “Interest expense” within the next twelve months. As of June 30, 2024, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.3 million and $18.6 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023:

Interest Rate Swaps	June 30, 2024	September 30, 2023
Other current assets	$827	$957
Other assets	1,487	2,075
Total fair value of assets designated as hedging instruments	$2,314	$3,032

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and nine months ended June 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30, 2024
Avondale Swap and Lisle Swap	$259	$264

	Nine Months Ended June 30, 2024
Avondale Swap and Lisle Swap	$263	$802

	Three Months Ended June 30, 2023
Avondale Swap and Lisle Swap	$(926)	$(242)

	Nine Months Ended June 30, 2023
Avondale Swap and Lisle Swap	$(368)	$(569)

Note 14 - Income Taxes
Our income tax expense for the three months ended June 30, 2024 was $1.8 million, or 26.2% of pre-tax income, compared to an income tax benefit of $0.1 million, or 11.2% of pre-tax loss, for the three months ended June 30, 2023. For the nine months ended June 30, 2024, our income tax expense was $7.7 million, or 24.9% of pre-tax income, compared to an income tax expense of $3.2 million, or 36.5% of pre-tax income, for the nine months ended June 30, 2023. The effective income tax rate for the three and nine months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three and nine months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2024, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.

Note 15 - Restructuring Costs
On December 5, 2023, UTI announced plans to consolidate the two Houston, Texas campus locations to align the curriculum, student facing systems, and support services to better serve students seeking careers in in-demand fields. As part of the transition, the MIAT Houston campus, acquired in November 2021, began a phased teach-out in May 2024, and such campus began operating under the UTI brand. Both facilities will remain in use post-consolidation.
The total costs of the restructuring plan are estimated to be approximately $2.2 million and relate to the UTI segment. Approximately $53 thousand of expenses, primarily related to tools, were incurred during the three months ended June 30, 2024, and approximately $141 thousand of expenses, primarily related to employee termination costs and tools, were incurred during the nine months ended June 30, 2024. Of the $141 thousand recorded during the nine months ended June 30, 2024, approximately $87 thousand was reported in “Educational services and facilities” while approximately $57 thousand was reported in “Selling, general and administrative” on the condensed consolidated statements of operations. Additional

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
estimated costs of $0.2 million are expected to be recorded during the remainder of fiscal 2024 as incurred, and $1.9 million in additional estimated costs are expected to be recorded during fiscal 2025 and beyond as incurred.

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
Preferred Stock
As of June 30, 2024, no shares of the Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) remain outstanding and all rights of the holders to receive future dividends have been terminated.
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
As of September 30, 2023, 675,885 shares of Series A Preferred Stock were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2023.
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under the $35.0 million share repurchase program, including during the nine months ended June 30, 2024 or 2023.

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
The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income (loss)	$4,985	$(509)	$23,161	$5,619
Less: Preferred stock dividend declared	—	(1,263)	(1,097)	(3,791)
Net income (loss) available for distribution	4,985	(1,772)	22,064	1,828
Income allocated to participating securities	—	—	(2,855)	(684)
Net income (loss) available to common shareholders	$4,985	$(1,772)	$19,209	$1,144

Weighted average basic shares outstanding	53,805	34,067	47,956	33,956

Basic income (loss) per common share	$0.09	$(0.05)	$0.40	$0.03

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net income (loss) available to common shareholders	$4,985	$(1,772)	$19,209	$1,144

Weighted average basic shares outstanding	53,805	34,067	47,956	33,956
Dilutive effect related to employee stock plans	1,146	—	1,085	446
Weighted average diluted shares outstanding	54,951	34,067	49,041	34,402

Diluted income (loss) per common share	$0.09	$(0.05)	$0.39	$0.03

Anti-dilutive shares excluded:
Outstanding stock-based grants	3	522	2	562
Convertible preferred stock	—	20,297	—	20,297
Total anti-dilutive shares excluded	3	20,819	2	20,859

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
As previously discussed in Note 2, the segment disclosures for the three and nine months ended June 30, 2023 have been recast from the prior year presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended June 30, 2024
Revenues	$117,134	$60,324	$—	$177,458
Income (loss) from operations	14,136	3,716	(10,406)	7,446
Depreciation and amortization	5,743	1,367	266	7,376
Net income (loss)	12,673	3,778	(11,466)	4,985

Three Months Ended June 30, 2023
Revenues	$100,852	$52,434	$—	$153,286
Income (loss) from operations	5,092	1,941	(6,370)	663
Depreciation and amortization	5,121	1,531	3	6,655
Net income (loss)	3,751	2,028	(6,288)	(509)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
Nine Months Ended June 30, 2024
Revenues	$355,831	$180,498	$—	$536,329
Income (loss) from operations	47,309	14,091	(28,531)	32,869
Depreciation and amortization	16,921	3,738	903	21,562
Net income (loss)	42,886	14,271	(33,996)	23,161

Nine Months Ended June 30, 2023
Revenues	$313,985	$123,125	$—	$437,110
Income (loss) from operations	28,275	7,404	(24,619)	11,060
Depreciation and amortization	14,990	3,637	22	18,649
Net income (loss)	25,277	7,531	(27,189)	5,619

As of June 30, 2024
Total assets	$448,321	$132,009	$125,711	$706,041

As of September 30, 2023
Total assets	$442,507	$130,813	$167,365	$740,685

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
Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining two Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of June 30, 2024, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2023 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.
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

Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs as “Concorde Career College” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their health care careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

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

Overview of the Three and Nine Months Ended June 30, 2024

Student Metrics

	Three Months Ended			Nine Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023(1)	Change
UTI
Total new student starts	2,916	3,333	(12.5)%	8,070	7,681	5.1%
Average undergraduate full-time active students	13,041	11,544	13.0%	13,724	12,524	9.6%
End of period undergraduate full-time active students	12,686	11,908	6.5%	12,686	11,908	6.5%
Concorde
Total new student starts	2,651	1,967	34.8%	7,323	4,540	61.3%
Average undergraduate full-time active students	8,038	7,050	14.0%	8,263	7,536	9.6%
End of period undergraduate full-time active students	7,442	6,581	13.1%	7,442	6,581	13.1%
Consolidated
Total new student starts	5,567	5,300	5.0%	15,393	12,221	26.0%
Average undergraduate full-time active students	21,079	18,594	13.4%	21,987	20,060	9.6%
End of period undergraduate full-time active students	20,128	18,489	8.9%	20,128	18,489	8.9%
(1)    New student starts and average student data for Concorde presented in the nine months ended June 30, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through June 30, 2023.
For the three months ended June 30, 2024, UTI average undergraduate full-time active students increased by 13.0% versus the prior year period, while timing shifts from June to July resulted in a 12.5% decrease in new student starts. Concorde average undergraduate full-time active students increased by 14.0% versus the prior year period, while timing shifts of clinical start opportunities from the fourth quarter to the third quarter resulted in an increase in new student starts of 34.8%.

For the nine months ended June 30, 2024, the increase in UTI new student starts, average undergraduate full-time active students and end of period students was primarily due to the successful rollout of 14 new programs across nine campuses during the fourth quarter of fiscal 2023 and into fiscal 2024, and increased student demand at a majority of the remaining UTI campuses. Concorde rolled out seven new programs at three campuses during the same time period, and also rolled out new cash pay “short courses” at a number of campuses. These program rollouts, along with high demand for its existing programs resulted in increases in new student starts, average undergraduate full-time active students and end of period students compared to the prior year.

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

Operations

Revenues for the three months ended June 30, 2024 were $177.5 million, an increase of $24.2 million, or 15.8%, from the comparable period in the prior year. UTI revenues increased by approximately $16.3 million, or 16.1%, and Concorde revenues increased by approximately $7.9 million, or 15.0%. Both segment increases were primarily driven by the higher average undergraduate full-time active students as previously noted.
Revenues for the nine months ended June 30, 2024 were $536.3 million, an increase of $99.2 million, or 22.7%, from the comparable period in the prior year. UTI revenues increased by approximately $41.8 million, or 13.3%, driven primarily by the higher average undergraduate full-time active students compared to the prior year. Concorde revenues increased by approximately $57.4 million, or 46.6%, primarily due to the inclusion of two extra months of revenue compared to the prior year period, along with higher average undergraduate full-time active students.
Total income from operations was $7.4 million and $32.9 million during the three and nine months ended June 30, 2024, respectively, compared to $0.7 million and $11.1 million for the three and nine months ended June 30, 2023, respectively. The increase for the three-month period was primarily driven by the increased revenues from the larger student population. The increase for the nine-month period was due to the inclusion of two additional months of revenue for Concorde as compared to the prior year period. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on optimization opportunities throughout our operations in both segments.
Business Strategy
Our business strategy has three key tenets: (i) to grow the business by more deeply penetrating existing target markets and adding new markets; (ii) to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and (iii) to continually optimize the business by constantly enhancing operational efficiency.

During the nine months ended June 30, 2024, we executed the following as part of our business strategy:
•Concorde announced the launch of additional program offerings in dental hygiene in Jacksonville, Florida, Miramar, Florida, and Portland, Oregon and sonography in Orlando, Florida and San Bernardino, California.
•UTI announced additional program expansions of Heating Ventilation Air Conditioning and Refrigeration in Avondale, Arizona, Bloomfield, New Jersey, Long Beach, California and Sacramento, California. These programs have begun launching in the third quarter of 2024 and will continue through early fiscal 2025.
•UTI announced plans to consolidate our two Houston, Texas campuses to align the curriculum, student facing systems, and support services to better serve students seeking careers in in-demand fields. As part of the transition, the MIAT Houston campus, acquired in November 2021, began operating under the UTI brand and implement a phased teach-out agreement starting in May 2024. Both facilities will remain in use post-consolidation. See Note 15 of the notes to our condensed consolidated financial statements herein for further details on the restructuring.
•UTI obtained Federal Aviation Administration approval for the Airframe and Powerplant Technician program at the Miramar, Florida campus and started the first cohort of students during the first quarter of 2024, which completed the rollout of the 14 new programs announced in fiscal 2023.
•UTI announced new partnerships with United Service Organization, Hawaiian Airlines, iRacing, Crown Equipment and several other companies for early employment programs. These partnerships will provide additional career transition and placement opportunities for UTI students.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,
	2024	2023
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	53.7%	57.7%
Selling, general and administrative	42.1%	41.9%
Total operating expenses	95.8%	99.6%
Income from operations	4.2%	0.4%
Interest income	0.8%	1.1%
Interest expense	(1.2)%	(1.9)%
Other income (expense), net	—%	0.1%
Total other expense, net	(0.4)%	(0.7)%
Income before income taxes	3.8%	(0.4)%
Income tax (expense) benefit	(1.0)%	—%
Net income (loss)	2.8%	(0.3)%
Preferred stock dividends	—%	(0.8)%
Income (loss) available for distribution	2.8%	(1.2)%
Income allocated to participating securities	—%	—%
Net income (loss) available to common shareholders	2.8%	(1.2)%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended June 30, 2024			Three months ended June 30, 2023
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$117,134	$60,324	$177,458	$100,852	$52,434	$153,286
Year over Year % Change	16.1%	15.0%	15.8%

Revenues for the three months ended June 30, 2024 were $177.5 million, an increase of $24.2 million, or 15.8%, as compared to revenues of $153.3 million for the three months ended June 30, 2023.

UTI

Revenues for UTI for the three months ended June 30, 2024 were $117.1 million compared to $100.9 million in the prior period. Revenue increased primarily due to a 13.0% increase in average undergraduate full-time active students during the quarter.

Concorde

Revenues for Concorde for the three months ended June 30, 2024 were $60.3 million compared to $52.4 million in the prior period. Revenues increased primarily due to a 14.0% increase in average undergraduate full-time active students during the quarter.

Educational services and facilities expenses

Educational services and facilities expenses were $95.3 million for the three months ended June 30, 2024, as compared to $88.4 million for the three months ended June 30, 2023. This increase was primarily due to the increased student volumes during the period and costs associated with execution of our business strategies.

The following tables set forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended June 30, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$30,139	$23,360	$53,499
Bonus expense	867	293	1,160
Stock-based compensation	109	—	109
Compensation and related costs	31,115	23,653	54,768
Occupancy costs	7,558	5,544	13,102
Supplies, maintenance and student expense	7,206	4,075	11,281
Depreciation and amortization expense	5,651	1,167	6,818
Contract services expense	698	501	1,199
Other educational services and facilities expense	5,297	2,812	8,109
Total educational services and facilities expense	$57,525	$37,752	$95,277

	Three months ended June 30, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$28,216	$20,951	$49,167
Bonus expense	(227)	—	(227)
Stock-based compensation	15	—	15
Compensation and related costs	28,004	20,951	48,955
Occupancy costs	7,211	5,520	12,731
Supplies, maintenance and student expense	7,511	4,082	11,593
Depreciation and amortization expense	4,795	1,314	6,109
Contract services expense	874	138	1,012
Other educational services and facilities expense	5,793	2,184	7,977
Total educational services and facilities expense	$54,188	$34,189	$88,377

UTI

Compensation and related costs increased by $3.1 million for the three months ended June 30, 2024, primarily due to instructors and other personnel hired to support the additional programs added at the end of fiscal 2023 and in early fiscal 2024 and overall growth in the student population. Additionally, during the three months ended June 30, 2023, there were downward adjustments to accrued bonuses and stock-based compensation expense for expected achievement against performance targets which did not reoccur during the current year period.

Depreciation expense increased by $0.9 million for the three months ended June 30, 2024, primarily due to capital expenditures related to new equipment for the program expansions during the fourth quarter of fiscal 2023 and throughout 2024.

Other educational services and facilities expense decreased during the three months ended June 30, 2024 by $0.5 million primarily due to lower expense for training aids in the current period.

Concorde

Compensation and related costs increased by $2.7 million for the three months ended June 30, 2024, primarily due to instructors and other personnel hired to support overall student growth and the launch of additional programs during the current year.

Other educational services and facilities expense increased during the three months ended June 30, 2024 by $0.6 million primarily due to higher expense for training aids in the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $74.7 million, as compared to $64.2 million for the three months ended June 30, 2023. This increase was primarily due to costs associated with our business strategies.

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

The following tables set forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended June 30, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,010	$7,066	$4,045	$31,121
Bonus expense	3,248	807	2,467	6,522
Stock-based compensation	409	56	1,289	1,754
Compensation and related costs	23,667	7,929	7,801	39,397
Advertising and marketing expense	13,169	6,067	186	19,422
Professional and contract services expense	1,760	1,850	3,054	6,664
Other selling, general and administrative expenses	6,877	3,010	(635)	9,252
Total selling, general and administrative expenses	$45,473	$18,856	$10,406	$74,735

	Three months ended June 30, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$18,769	$6,202	$3,276	$28,247
Bonus expense	1,547	1,184	690	3,421
Stock-based compensation	265	—	253	518
Compensation and related costs	20,581	7,386	4,219	32,186
Advertising and marketing expense	13,346	5,790	—	19,136
Professional and contract services expense	2,077	1,301	1,854	5,232
Other selling, general and administrative expenses	5,567	1,827	298	7,692
Total selling, general and administrative expenses	$41,571	$16,304	$6,371	$64,246

UTI
Compensation and related costs increased by $3.1 million for the three months ended June 30, 2024 primarily due to additional headcount hired to support the UTI segment and execution of our business strategies. Additionally, during the three months ended June 30, 2023, there were downward adjustments to accrued bonuses and stock-based compensation expense for expected achievement against performance targets which did not reoccur during the current year period.
Advertising and marketing expense remained relatively flat year over year. UTI advertising and marketing expense as a percentage of revenues decreased to 11.2% for the three months ended June 30, 2024 as compared to 13.2% in the prior year.
Other selling, general and administrative expenses increased by $1.3 million primarily due to higher allocated corporate expenses related to human resources and information technology. This increase is aligned with the growth in headcount to support the UTI segment and our business strategies.
Concorde
Compensation and related costs increased by $0.5 million for the three months ended June 30, 2024 primarily due to additional headcount hired to support the Concorde segment and our business strategies, offset by a timing difference in accrued bonus expense.
Advertising and marketing increased year over year by $0.3 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended June 30, 2024 and 2023 was 10.1% and 11.0%, respectively.
Professional and contract services expense increased by $0.5 million for the three months ended June 30, 2024 primarily due to legal fees incurred relating to regulatory matters.
Other selling, general and administrative expenses increased by $1.2 million for the three months ended June 30, 2024 primarily due to an increase of $1.2 million in bad debt expense. The prior year benefited from a favorable adjustment due to aligning accounting policies post-acquisition. The allowance for doubtful accounts as a percent of accounts receivable has improved since acquisition.
Corporate
Selling, general and administrative expenses for Corporate increased by $4.0 million for the three months ended June 30, 2024 primarily due to an increase in compensation related costs. This increase was due to additional headcount hired to support execution of our business strategies.
Professional fees and contract services increased by $1.2 million for the three months ended June 30, 2024 primarily due to higher accounting and legal expenses of $0.6 million and higher contract services expense of $0.4 million.
Income taxes
Income tax expense for the three months ended June 30, 2024 was $1.8 million, or 26.2% of pre-tax income, compared to an income tax benefit of $0.1 million, or 11.2% of pre-tax loss, for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. See Note 14 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of June 30, 2024, no shares of Series A Convertible Preferred Stock, (the “Series A Preferred Stock”) remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the Certificate of Designations of the Series A Preferred Stock (the “CoD”), we recorded a preferred stock cash dividend of $1.3 million for the three months ended June 30, 2023.

Income (loss) available for distribution
Income (loss) available for distribution refers to net income (loss) reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $5.0 million for the three months ended June 30, 2024 and a loss available for distribution of $1.8 million for three months ended June 30, 2023.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. As such, there is no income allocated to participating securities for the three months ended June 30, 2024. For the three months ended June 30, 2023, there was a net loss and therefore no income was allocated to participating securities for this period.
Net income (loss) available to common shareholders
We had net income of $5.0 million and a net loss of $1.8 million available to common shareholders for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations: Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Nine Months Ended June 30,
	2024	2023
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	53.2%	54.2%
Selling, general and administrative	40.7%	43.3%
Total operating expenses	93.9%	97.5%
Income from operations	6.1%	2.5%
Interest income	0.9%	1.0%
Interest expense	(1.3)%	(1.6)%
Other income (expense), net	0.1%	0.1%
Total other (expense), net	(0.3)%	(0.5)%
Income before income taxes	5.8%	2.0%
Income tax expense	(1.4)%	(0.7)%
Net income	4.3%	1.3%
Preferred stock dividends	(0.2)%	(0.9)%
Income available for distribution	4.1%	0.4%
Income allocated to participating securities	(0.5)%	(0.2)%
Net income available to common shareholders	3.6%	0.3%

Revenues

The following table presents revenue by segment (in thousands):

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$355,831	$180,498	$536,329	$313,985	$123,125	$437,110
Year over Year % Change	13.3%	46.6%	22.7%

Revenues for the nine months ended June 30, 2024 were $536.3 million, an increase of $99.2 million, or 22.7%, as compared to revenues of $437.1 million for the nine months ended June 30, 2023.

UTI
Revenues for UTI for the nine months ended June 30, 2024 were $355.8 million compared to $314.0 million in the prior year period. Revenue increased primarily due to a 9.6% increase in overall average undergraduate full-time active students and an overall increase in average revenue per student.
Concorde

Revenues for Concorde for the nine months ended June 30, 2024 were $180.5 million compared to $123.1 million in the prior year period. The primary drivers of the increase for Concorde were the inclusion of two additional months of revenue during the current year and an increase in overall average undergraduate full-time active students. Concorde programs are offered year-round; however, there can be fluctuations in the student population due to the timing and size of class starts which are dictated by the accrediting bodies governing the clinical and core programs.
Educational services and facilities expenses

Educational services and facilities expenses were $285.2 million for the nine months ended June 30, 2024, as compared to $236.7 million for the nine months ended June 30, 2023, which is primarily due to the increase in student volumes during the current period and the inclusion of Concorde results for two additional months in the current year.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Nine Months Ended June 30, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$87,697	$68,954	$156,651
Bonus expense	2,266	763	3,029
Stock-based compensation	300	—	300
Compensation and related costs	90,263	69,717	159,980
Occupancy costs	22,602	16,531	39,133
Supplies and maintenance and student expense	25,721	12,287	38,008
Depreciation and amortization expense	16,628	3,179	19,807
Contract services expense	2,733	1,530	4,263
Other educational services and facilities expense	17,046	6,937	23,983
Total educational services and facilities expense	$174,993	$110,181	$285,174

	Nine Months Ended June 30, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$84,197	$47,206	$131,403
Bonus expense	1,081	—	1,081
Stock-based compensation	195	—	195
Compensation and related costs	85,473	47,206	132,679
Occupancy costs	22,837	12,876	35,713
Supplies, maintenance and student expense	17,158	9,097	26,255
Depreciation and amortization expense	13,975	3,264	17,239
Contract services expense	2,951	313	3,264
Other educational services and facilities expense	15,992	5,573	21,565
Total educational services and facilities expense	$158,386	$78,329	$236,715
UTI
Compensation and related costs increased by $4.8 million for the nine months ended June 30, 2024 primarily due to instructors and other personnel hired to support the additional programs added at the end of fiscal 2023 and in fiscal 2024. Additionally, during the three months ended June 30, 2023, there were downward adjustments to accrued bonuses and stock-based compensation expense for expected achievement against performance targets which did not reoccur during the current year period.
Depreciation and amortization expense increased by $2.7 million for the nine months ended June 30, 2024 primarily due to the purchase of the three primary buildings at the Orlando, Florida campus in March 2023 and increased capital expenditures related to the new program launches.
Supplies, maintenance and student expense increased by $8.6 million for the nine months ended June 30, 2024 primarily due to the increased cost of student housing in support of relocating students.
Other educational services and facilities expense increased by $1.1 million for the nine months ended June 30, 2024 primarily due to higher tool voucher expense of $2.1 million. Additionally, there was an increase of $0.3 million in cost of sales. These increases were partially offset by a decrease of $1.5 million in training aid expenses.
Concorde
Compensation and related costs increased by $22.5 million for the nine months ended June 30, 2024 primarily due to the inclusion of two additional months of expenses in the current year in addition to increased instructors and other personnel hired to support overall growth in the student population and new program expansions.
The other expense increases for the nine months ended June 30, 2024 were all primarily driven by the additional two months of activity included in the current year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended June 30, 2024 were $218.3 million. This represents an increase of $29.0 million, as compared to $189.3 million for the nine months ended June 30, 2023, which is primarily due to the inclusion of two additional months of results for Concorde in the current year and costs associated with execution of our business strategies.
As previously noted in the results of operations for the comparable three-month periods, the prior year amounts for selling, general and administrative expenses have been recast for comparability to the current year presentation.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Nine Months Ended June 30, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$58,581	$20,605	$11,469	$90,655
Bonus expense	8,766	2,023	4,617	15,406
Stock-based compensation	1,001	133	4,265	5,399
Compensation and related costs	68,348	22,761	20,351	111,460
Advertising and marketing expense	40,422	19,199	397	60,018
Professional and Contract services expense	5,083	5,449	8,575	19,107
Other selling, general and administrative expenses	19,673	8,818	(790)	27,701
Total selling, general and administrative expenses	$133,526	$56,227	$28,533	$218,286

	Nine Months Ended June 30, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$53,659	$14,926	$10,991	$79,576
Bonus expense	7,773	1,852	2,808	12,433
Stock-based compensation	981	—	2,639	3,620
Compensation and related costs	62,413	16,778	16,438	95,629
Advertising and marketing expense	40,874	13,572	—	54,446
Professional and Contract services expense	5,983	3,146	7,080	16,209
Other selling, general and administrative expenses	18,054	3,896	1,101	23,051
Total selling, general and administrative expenses	$127,324	$37,392	$24,619	$189,335
UTI
Compensation and related costs increased by $5.9 million for the nine months ended June 30, 2024 primarily due to an increase in headcount to support the UTI segment and execution of our growth and diversification initiatives as compared to the prior year.
Advertising and marketing expense decreased by $0.5 million for the nine months ended June 30, 2024. UTI continues to target cost-efficient marketing options. Advertising and marketing expense as a percentage of revenues decreased to 11.4% for the nine months ended June 30, 2024 as compared to 13.0% in the prior year.
Professional and contract services expense decreased by $0.9 million primarily due to one-time costs incurred in the prior year related to our business strategies.
Other selling, general and administrative expenses increased by $1.6 million primarily due to higher allocated corporate expenses related to human resources and information technology. This increase is aligned with the growth in headcount to support the UTI segment and our business strategies.
Concorde
Concorde compensation and related costs increased by $6.0 million for the nine months ended June 30, 2024 primarily due to the inclusion of two additional months of expense in the current year and an increase in headcount to support overall growth in the student population and execution of our business strategies as compared to the prior year period.
Advertising and marketing expense increased by $5.6 million for the nine months ended June 30, 2024 due to the inclusion of two additional months of expense in the current year and to support overall growth in the student population. Advertising and marketing expense as a percentage of revenues decreased to 10.6% for the nine months ended June 30, 2024 as compared to 11.0% in the prior year period.

Selling, general and administrative expenses for Concorde for the nine months ended June 30, 2024 increased across all line items as the current year period includes two additional months of expenses compared to the prior year. This increase is also partially due to our continuing integration efforts.
Corporate
Corporate compensation and related costs for increased $3.9 million for the nine months ended June 30, 2024 primarily due to additional headcount hired to support our business strategies and higher expected achievement on our bonus plan and performance stock-based compensation awards.
Professional and contract services expense increased $1.5 million due to an increase in contract services related to integration projects and an increase in legal fees.
Other selling, general and administrative expenses decreased $1.9 million due to one-time costs incurred in the prior year related to our growth and diversification initiatives.
Income taxes
Our income tax expense for the nine months ended June 30, 2024 was $7.7 million, or 24.9% of pre-tax income, compared to income tax expense of $3.2 million, or 36.5% of pre-tax income, for the nine months ended June 30, 2023. The effective income tax rate for the nine months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the nine months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. See Note 14 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of June 30, 2024, no shares of the Series A Preferred Stock remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the CoD, we recorded a preferred stock cash dividend of $1.1 million and $3.8 million for the nine months ended June 30, 2024 and 2023, respectively.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $22.1 million and $1.8 million for the nine months ended June 30, 2024 and 2023, respectively.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. The amount of income allocated to the participating securities for the nine months ended June 30, 2024 and 2023 was $2.9 million and $0.7 million, respectively.
Net income available to common shareholders
After allocating the income to the participating securities, we had $19.2 million and $1.1 million of net income available to common shareholders for the nine months ended June 30, 2024 and 2023, respectively.

Non-GAAP Financial Measures
Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2024 were $14.8 million and $54.8 million, respectively, compared to $7.4 million and $30.2 million for the three and nine months ended June 30, 2023, respectively. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income (loss), as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4,985	$(509)	$23,161	$5,619
Interest income	(1,440)	(1,632)	(4,842)	(4,260)
Interest expense	2,149	2,957	7,204	7,017
Income tax expense (benefit)	1,772	(64)	7,699	3,224
Depreciation and amortization	7,376	6,655	21,562	18,649
EBITDA	$14,842	$7,407	$54,784	$30,249

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
Our aggregate cash and cash equivalents were $115.5 million as of June 30, 2024, a decrease of $36.0 million from September 30, 2023 due primarily to net repayments of $23.0 million to the revolving credit facility and the $11.5 million used to repurchase our Series A preferred shares. We also had available liquidity under our revolving credit facility of $33.0 million as of June 30, 2024.
Strategic Uses of Cash
We believe that additional strategic uses of our cash resources may include consideration of additional strategic acquisitions and organic growth initiatives, the purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, and cash and cash equivalents, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.

Long-term Debt
As of June 30, 2024, we had $137.7 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and a revolving credit facility. Of the $137.7 million outstanding, $28.6 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $37.1 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $5.0 million relates to a finance lease for a campus within our Concorde segment. The remaining $67.0 million relates to funds drawn from the $100.0 million revolving credit facility that was secured in connection with the Concorde acquisition. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the revolving credit facility.
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
Principal Sources of Liquidity
Our principal source of liquidity is operating cash flows and existing cash and cash equivalents. A majority of our revenues are derived from Title IV Programs and various veterans’ benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of 30-week periods. Loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year, and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under our UTI proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. Similarly, we bear all credit and collection risk for students paying through cash payment plans and those under retail installment contracts. These factors, together with the timing of when our students begin their programs, affect the timing and seasonality of our operating cash flow.
Operating Activities
Our net cash provided by operating activities was $18.4 million for the nine months ended June 30, 2024, compared to net cash used of $4.7 million for the nine months ended June 30, 2023.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2024 provided cash of $70.5 million. The non-cash items included $21.6 million for depreciation and amortization expense, $16.5 million for amortization of right-of-use assets for operating leases, $5.7 million for stock-based compensation expense, and $5.1 million for bad debt expense.
Changes in operating assets and liabilities used cash of $52.2 million primarily due to the following:

•The change in deferred revenue used cash of $19.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2024 as compared to September 30, 2023.
•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $15.9 million.
•The change in receivables used cash of $9.7 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The increase in accounts payable and accrued expenses provided cash of $8.6 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The increase in prepaid expenses used cash of $7.3 million primarily due to the timing of payments.
•The increase in notes receivable used cash of $4.7 million primarily due to higher utilization of UTI’s proprietary loan program.

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
Investing Activities

During the nine months ended June 30, 2024, cash used in investing activities was $16.5 million for the purchase of property and equipment, primarily to support new program expansions at both UTI and Concorde.

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

Financing Activities

During the nine months ended June 30, 2024, cash used in financing activities was $39.7 million which was primarily related to $23.0 million in net payments on the revolving credit facility, or $59.0 million in payments offset by $36.0 million in proceeds. Additionally, $11.5 million was used to repurchase of Series A Preferred Stock. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the repurchase. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $2.2 million, the payment of long-term debt of $1.9 million, and the payment of preferred dividends of $1.1 million.

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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the nine months ended June 30, 2024 from those previously disclosed in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes in our market risk exposure during the nine months ended June 30, 2024. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2023 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
10.1*	Second Amendment to Credit Agreement, dated June 28, 2024, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association and the other loan parties thereto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 7, 2024	By:	/s/ Troy R. Anderson
		Name:	Troy R. Anderson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2024	By:	/s/ Christine Kline
		Name:	Christine Kline
		Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)