Form 10-K
period 2024-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2024-12-05
CIK 1261654

___________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At December 3, 2024, 54,026,995 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2024) was approximately $690,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our failure to maintain eligibility for or our ability to process federal student financial assistance funds;
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
•failure to comply with the restrictive covenants and our ability to pay the amounts when due under our credit agreements;
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

PART I
ITEM 1. BUSINESS
Overview
Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. Our reporting structure has two reportable segments (also referred to as “divisions”) as follows:
Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers.
Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022.
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
Market served by UTI
The market for qualified transportation or skilled trades technicians across the programs that UTI offers is large and growing. The United States Department of Labor Bureau of Labor Statistics (“U.S. DOL BLS”) estimates that an average of approximately 107,300 new job openings, due to growth and net replacements, will exist annually for newly trained technicians in the automotive, diesel, and collision fields through 2033. Additionally, for skilled trades and other transportation programs, the U.S. DOL BLS estimates that an average of 45,800 new job openings for welders, 43,500 new jobs openings for industrial machinery mechanics, 42,500 new job openings in the HVAC industry, 15,200 new job openings for computer-controlled machine tool operators, 13,400 new job openings for avionic technicians, 6,300 new job openings for robotics, 4,600 new job openings for marine and motorcycle technicians and 2,100 new job openings for wind turbine service technicians will exist annually for new entrants through 2033 in these fields.
Market served by Concorde
The market for qualified healthcare support occupations across the programs that Concorde offers is growing even faster, with the U.S. DOL BLS estimating an annual average of 1,261,100 new jobs annually through 2033. Specifically, the U.S. DOL BLS estimates that an average of 194,500 new job openings for registered nurses, 119,800 new job openings for medical assistants, 54,900 new job openings for dental assistants, 54,000 new job openings for practical and licensed vocational nurses, 47,400 new job openings for pharmacy technicians, 35,300 new job openings for occupational therapy and physical therapist assistants and aides, 26,500 new job openings for diagnostic related technologists and technicians, 24,200 new job openings for clinical laboratory technologists and technicians, 22,800 new job openings for massage therapists, 19,600 new job openings for phlebotomists and 16,400 new job openings for dental hygienists will exist annually for new entrants through 2033 in these fields.
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
Business Strategy
Our business strategy, internally known as our “North Star strategy,” has three core tenets: to grow the business by more deeply penetrating existing target markets and adding new markets; to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and to continually optimize the business by constantly enhancing operational efficiency.
Growth, Diversification and Optimization
Our organization has a number of key levers to grow, diversify, and optimize the business. Organically, we have been successful by adding new locations and new programs. In the last two years, UTI has launched fourteen new programs throughout existing campuses and opened two new transportation and skilled trades campuses, further expanding its geographical footprint and opening access to highly populated locations in growing economies. Inorganically, in November

2021, we acquired MIAT College of Technology which has served both as a growth strategy by expanding into the Canton, Michigan market and a diversification strategy by adding additional program areas in rapidly expanding skilled trades professions. This acquisition also has allowed us to expand and diversify our existing UTI campus offerings to include aviation, energy, HVACR and other skilled trade options.
In December 2022, we continued to diversify by expanding into healthcare education through the acquisition of Concorde. This acquisition enabled us to expand our program offerings into the high-growth and high-demand healthcare education market. Throughout 2024, we have expanded partnerships in the healthcare market and completed five program expansions within Concorde’s existing campuses.
Continually optimizing program offerings and operations serves to further enhance overall operating margins and is a foundational element of our strategy. Since acquiring Concorde, we have built a multi-division and corporate operating model that provides transparency, accountability, the ability to be nimble and adapt as we continue to evolve, while also serving as a platform for expansion into new areas.
As we look towards the second phase of our North Star strategy, we are continuing to focus on these core tenets. Pending regulatory approval, we expect to launch a minimum of six programs annually at our existing campuses beginning in fiscal year 2025 and open at least two new campuses each year between fiscal years 2026 and 2029, which includes expanding both UTI’s and Concorde’s campus offerings and footprint. We believe this strategy will allow us to reach even more students with industry-aligned workforce and professional programs that demonstrate strong student outcomes, while also increasing the financial strength of the company.
Return on Education Investment
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
In addition, we provide relevant services to assist students with possible tuition financing options, educational and career counseling, opportunities for part-time work while attending school, and ultimately graduate employment. Our career services teams identify job opportunities and outreach, advise active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials, assist with the composition of resumes, and help students prepare for applicable certification or licensure exams.
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

UTI Location	Brand	Year Campus Opened	Current Principal Programs
Arizona (Avondale)	UTI	1965	Airframe & Powerplant; Automotive; Diesel; HVACR; Welding
Arizona (Avondale)	MMI	1973	Motorcycle
California (Long Beach)	UTI	2015	Airframe & Powerplant; Automotive; Diesel; Collision Repair and Refinishing; HVACR; Welding
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel; Industrial Maintenance; Robotics & Automation; Welding; Wind Power
California (Sacramento)	UTI	2005	Automotive; Diesel; HVACR; Welding
Florida (Miramar)	UTI	2022	Airframe & Powerplant; Automotive; Diesel; Welding
Florida (Orlando)	UTI/MMI	1986	Automotive; Diesel; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel; Industrial Maintenance; Robotics & Automation; Welding; Wind Power
Michigan (Canton)	MIAT	1969	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Robotics & Automation; Wind Power; Welding
New Jersey (Bloomfield)	UTI	2018	Automotive; Diesel; HVACR; Welding
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; CNC Machining; HVACR; NASCAR; Robotics & Automation; Welding
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel; Robotics & Automation; Welding
Texas (Austin)	UTI	2022	Automotive; Diesel; HVACR; Welding
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel; Welding
Texas (Houston) [1]	UTI	1983	Automotive; Collision Repair and Refinishing; Diesel; Energy; Welding
Texas (Houston) [1]	MIAT	2010	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Non-Destructive Testing; Robotics & Automation; Welding; Wind Power
(1)     During 2024, we began efforts to consolidate the MIAT Houston campus into the previously existing UTI Houston campus. This consolidation is expected to be complete in fiscal 2025.
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

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Automotive	1965	Diagnose, service and repair automobiles	Entry-level service technicians in automotive dealer service departments or automotive repair facilities

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Diesel	1968	Diagnose, service and repair diesel systems and industrial equipment	Entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Airframe and Powerplant	1969	Aircraft troubleshooting, hydraulics and pneumatics, powerplant lubrication systems and turbine engine operation	Entry-level opportunities in various areas of the aviation industry
Automotive/Diesel	1970	Diagnose, service and repair automobiles and diesel systems	Entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Motorcycle	1973	Diagnose, service and repair motorcycles and all-terrain vehicles	Entry-level service technicians in motorcycle dealerships and independent repair facilities
Marine	1991	Diagnose, service and repair boats	Entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs
Collision Repair and Refinishing	1999	How to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing	Entry-level technicians at OEM dealerships and independent repair facilities
NASCAR	2002	Automotive training along with additional NASCAR-specific elective courses	Entry-level service technicians in automotive dealer service departments or automotive repair facilities, or opportunities in racing-related industries
Energy Technology	2007	Associate of Applied Science degree which focuses on power generation, wind power, compression technology and powerplant operations	Entry-level positions in the wind, nuclear, gas, coal, power distribution, or solar industries
Industrial Maintenance	2007	Diagnose, service, test and repair various types of machinery	Entry-level industrial maintenance technician in a wide range of industries including gas, coal, nuclear and solar industries
Wind Power	2007	Diagnose, service and repair wind turbine towers	Entry-level service technicians for the wind power industry
Aviation Maintenance Technology	2012	Perform inspections, routine maintenance and repairs to keep aircraft in operating condition	Entry-level service technicians in aviation repair stations and hangers, and on airfields
Heating, ventilation, air conditioning and refrigeration (HVACR)	2012	An awareness of safety procedures, knowledge of heating and cooling, familiarity with tools used in the industry, and the ability to perform a variety of manual skills	Entry-level service technicians in the heating and cooling industry
Welding	2017	How to weld various materials using a wide range of welding processes	Entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries.
CNC Machining	2017
How to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment
			Entry-level CNC operators in the manufacturing and mechanical fabrication industries

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Robotics & Automation	2018	Robotics is the process of creating and using robots to complete certain tasks. Automation refers to the process of using technology to perform tasks typically completed by humans.	Entry-level technician in a variety of industries
Non-Destructive Testing	2019	Training in the discipline focused on the quality and serviceability of materials and structures	Entry-level technicians in a variety of industries, from oil and gas and manufacturing to power generation and aviation
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
UTI currently offers the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by its manufacturer brand partners:

UTI Manufacturer-Paid MSAT Programs Offered	Location
Mercedes-Benz DRIVE	Mercedes-Benz facilities in Long Beach, California; Jacksonville, Florida; Carol Stream, Illinois; Robbinsville, New Jersey; and Grapevine, Texas
Peterbilt Technician Institute (PTI)	Lisle, Illinois; Dallas/Ft. Worth, Texas
Porsche Technician Apprenticeship Program (PTAP)	Porsche facilities in Eastvale, California; Atlanta, Georgia; and Easton, Pennsylvania
Volvo Tekniker Apprenticeship Program	Avondale, Arizona and Volvo facility in Ridgeville, South Carolina
UTI Student-Paid MSATs
UTI students may participate in student-paid MSAT programs upon successfully completing the necessary core curriculum prerequisites. UTI currently offers the following student-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with its manufacturer brand partners:

UTI Student-Paid MSAT Programs Offered	Location
Advanced Training
BMW FastTrack	Avondale, Exton, Houston, Long Beach, Orlando, Lisle, Miramar
Cummins Engines	Avondale, Exton, Houston
Cummins Power Generation	Avondale
Daimler Trucks Finish First Program	Avondale, Lisle, Orlando
Ford Accelerated Credential Training (FACT)	Avondale, Rancho Cucamonga, Sacramento, Orlando, Lisle, Mooresville, Bloomfield, Exton, Houston

UTI Student-Paid MSAT Programs Offered	Location
General Motors Technician Career Training	Avondale
Mopar TEC by Fiat Chrysler Automobiles US LLC	Mooresville
Toyota Professional Automotive Technician (TPAT)	Lisle, Rancho Cucamonga
Manufacturer Specific Training
American Honda Motor Company, Inc.	Avondale, Orlando
BMW Motorrad of North America, LLC	Avondale, Orlando
Harley-Davidson Motor Company	Avondale, Orlando
Kawasaki Motors Corporation, USA	Avondale, Orlando
Mercury Marine	Orlando
Suzuki Motor of America, Inc.	Avondale, Orlando
Volvo Penta of the Americas	Orlando
Yamaha Motor Corporation, USA	Avondale, Orlando
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
UTI Affordability and Accessibility

During the year ended September 30, 2024, tuition for UTI programs ranged from approximately $20,000 for the Industrial Maintenance Technician or Wind Turbine Technician programs (lasting 30 weeks) to $67,000 for the Automotive and Diesel program (lasting 90 weeks). During the year ended September 30, 2024, the average annual revenue per UTI student was approximately $34,000, net of scholarships or grants funded by the institution. We are focused on making our training more affordable and accessible for the UTI students through financing options, proprietary loans, institutional and relocation grants, scholarships based on need and merit, and employer sponsored training and tuition reimbursement. During the year ended September 30, 2024, approximately 35% of active UTI students received a UTI-funded scholarship or grant, approximately 39% of active UTI students participated in an “in school” cash payment plan, and approximately 19% of active UTI students received funding from UTI’s proprietary loan program.
In response to growing demand for trained technicians, UTI industry partners and employers are increasingly willing to participate in the UTI students’ cost of education by providing them with scholarship money and relocation assistance to attend school and by offering UTI graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and tool incentives. There are nearly 7,100 employer location incentive opportunities for UTI students, which when made available make the UTI training programs more affordable for students and may provide them with valuable relationships or employment opportunities following graduation.
Concorde Schools and Programs
Concorde offers certificate, diploma or degree programs in the healthcare field at campuses across the United States under the Concorde Career Colleges or Concorde Career Institute brands. The majority of Concorde’s short and core programs are 8 to

36 weeks in duration. Clinical programs are 60 to 90 week programs. The programs offered culminate in a diploma, associate of applied science degree or associate of science degree depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.
The table below sets forth the current locations that operate under the Concorde brand, the year the campus opened, and the principal programs taught at each location.

Concorde Location	Year Campus Opened	Current Principal Programs
California (Garden Grove)	1968	Dental Assistant; Medical Assistant; Pharmacy Technician; Vocational Nursing; Dental Hygiene; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician
California (North Hollywood)	1968	Dental Assistant; Medical Assistant; Vocational Nursing; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
California (San Bernardino)	1968	Dental Assistant; Medical Assistant; Vocational Nursing; Polysomnographic Technology; Dental Hygiene; Respiratory Therapy; Surgical Technology; Neurodiagnostic Technology; Diagnostic Medical Sonography
California (San Diego)	1968	Dental Assistant; Medical Assistant; Vocational Nursing; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Surgical Technology
Colorado (Aurora)	1969	Dental Assistant; Medical Assistant; Practical Nursing; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Radiologic Technology; Respiratory Therapy; Surgical Technology; Bachelor of Science in Nursing
Florida (Jacksonville)	1978	Dental Assistant; Medical Assistant; Phlebotomy Technician; Practical Nursing; Sterile Processing Technician; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
Florida (Miramar)	1987	Dental Assistant; Dental Hygiene; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Occupational Therapist Assistant; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
Florida (Orlando)	2010	Dental Assistant; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Dental Hygiene; Surgical Technology; Diagnostic Medical Sonography
Florida (Tampa)	1987	Dental Assistant; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Respiratory Therapy; Surgical Technology
Mississippi (Southaven)	2013	Dental Assistant; Massage Therapy; Medical Assistant; Medical Office Professional; Medical Assisting; Medical Office Professional; Phlebotomy Technician; Sterile Processing Technician
Missouri (Kansas City)	1986	Dental Assistant; Medical Assistant; Medical Office Administration; Phlebotomy Technician; Practical Nursing; Sterile Processing Technician; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology; Bachelor of Science in Nursing
Oregon (Portland)	1969	Dental Assistant; Dental Hygiene; Medical Assistant; Practical Nursing; Polysomnographic Technology; Cardiovascular Sonography; Diagnostic Medical Sonography; Respiratory Therapy; Surgical Technology
Tennessee (Memphis)	1981	Dental Assistant; Massage Therapy; Medical Assistant; Medical Office Professional; Pharmacy Technician; Phlebotomy Technician; Polysomnographic Technology; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Neurodiagnostic Technology; Nursing Practice; Occupational Therapy Assistant; Physical Therapist Assistant; Radiologic Technology; Respiratory Therapy; Sterile Processing Technician; Surgical Technology

Concorde Location	Year Campus Opened	Current Principal Programs
Texas (Dallas)	2010	Dental Assistant; Medical Assistant; Vocational Nursing; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Phlebotomy Technician; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Texas (Grand Prairie)	2001	Dental Assistant; Medical Assistant; Phlebotomy Technician; Polysomnographic Technology; Sterile Processing Technician; Vocational Nursing; Dental Hygiene; Surgical Technology; Neurodiagnostic Technology
Texas (San Antonio)	2010	Dental Assistant; Medical Assistant; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Phlebotomy Technician; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Online	2013	Dental Assistant; Medical Office Administration; Nursing Practice; Surgical Technology; Bachelor of Science in Nursing
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

Concorde Program	Year Established	Program Focus	Target Job Placement(1)
Short Programs
Phlebotomy Technician	2021	Phlebotomists prepare patients, collect blood samples, and transport specimens for analysis.	Entry-level phlebotomist in clinical laboratories, physician offices, blood donation centers, and hospitals.
Sterile Processing Technician	2021	Sterile Processing Technicians clean and sterilize medical instruments and durable equipment to ensure the safety of patients and medical staff.	Entry-level sterile processing technicians in dental offices, physician offices, outpatient health centers, and hospitals.
Core Programs
Dental Assistant	1995	Overall operations of a dental office	Entry-level dental assistant
Massage Therapy	2002	Massage techniques and manipulations designed to enhance the physical health of patients	Entry-level massage therapist in massage clinics, hospital rehabilitation departments, public practice, wellness centers, and chiropractic offices
Medical Assistant, Medical Assisting or Medical Office Professional	1995	Basic knowledge of a medical practice and the operations of a medical office	Entry-level medical assistant in a clinic or physician’s office, long-term care facility, hospital or medical insurance company
Pharmacy Technician	1999	Pharmacy Technician acts as an intermediary between the doctor and the pharmacist and between the pharmacist and the patient	Entry-level pharmacy technician in hospital, home healthcare, and retail environments
Clinical Programs
Cardiovascular Sonography	2021	Use special imaging equipment that directs sound waves into a patient’s body to assess and diagnose various medical conditions	Entry-level cardiovascular sonographers
Dental Hygiene	2011	Qualifications for licensure as a Registered Dental Hygienist	Entry-level dental hygienist

Concorde Program	Year Established	Program Focus	Target Job Placement(1)
Diagnostic Medical Sonography	2021	Use special imaging equipment that directs sound waves into a patient’s body to assess and diagnose various medical conditions	Entry-level obstetrics and gynecology sonographer or entry-level abdominal sonographer
Neurodiagnostic Technology	2012	Advanced diagnostic procedures including EEGs, PSGs and others. Upon completion of the program, professional certifications may be required	Entry-level neurodiagnostic technician in neurology-related departments of hospitals, clinics and the private offices of neurologists and neurosurgeons
Nursing Practice	2016	Qualifications for licensure as a registered nurse	Entry-level registered nurse positions after passing the state board licensure exam
Occupational Therapy Assistant	2012	To provide quality occupational therapy services to assigned individuals under the supervision of a registered Occupational Therapist	Entry-level occupational therapy assistants in hospitals, clinics, schools, client homes, and community settings
Pharmacy Technician	1999	Pharmacy Technician acts as an intermediary between the doctor and the pharmacist and between the pharmacist and the patient	Entry-level pharmacy technician in hospital, home healthcare, and retail environments
Physical Therapist Assistant	2011	Physical Therapist Assistants provide physical therapy services under the direction and supervision of a licensed Physical Therapist	Entry-level physical therapist assistant in a variety of settings, including hospitals, inpatient rehabilitation facilities, private practices, outpatient clinics, home health, skilled nursing facilities, schools, sports facilities, and more
Polysomnographic Technology	2012	Perform sleep tests and work with physicians to provide information needed for the diagnosis of sleep disorders	Entry-level positions as Polysomnographic Technologists
Practical/Vocational Nursing	1996	Perform as entry-level nursing staff in an acute-care hospital, extended-care facility, physician’s office, or other healthcare agency	Entry-level positions as a licensed practical/vocational nurse
Radiologic Technology	2012	Perform diagnostic imaging examinations on patients	Entry-level diagnostic radiographer positions
Respiratory Therapy	2011	Assess, treat, and care for patients with breathing disorders. Prepare students for licensure as a registered respiratory therapist	Respiratory therapists may serve as asthma educators, patient educators, case managers, hyperbaric oxygen specialists, extra corporeal membrane oxygenation specialists and sleep specialists. Respiratory therapists work in hospitals, clinics, skilled nursing facilities, home care, and diagnostic labs
Surgical Technology	2012	Surgical technologist is a highly skilled and knowledgeable allied health professional who, as an essential member of the surgical team, works with surgeons, anesthesia providers, operating room nurses, and other professionals in providing safe care to the surgical patient	Entry-level surgical technologist in acute-care hospitals, outpatient surgery centers, surgical clinics, central sterile processing departments, birthing centers, and other healthcare settings
(1)    Target job placement describes the type of employment the program is designed to prepare graduates to obtain. Concorde graduates may also secure positions outside of the target job placement, including various other healthcare related positions.
Concorde Affordability and Accessibility
During the year ended September 30, 2024, tuition for Concorde programs ranged from approximately $1,000 for the Phlebotomy program (lasting approximately 8 weeks) to $96,000 for the Dental Hygiene program in California (lasting approximately 90 weeks). During the year ended September 30, 2024, the average annual revenue per Concorde student was approximately $29,000, net of scholarships or grants funded by the institution. We are focused on making the Concorde training more affordable and accessible through financing options, institutional and relocation grants, and scholarships based on need and merit. Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that is not covered by federal student financial aid or other funding sources. During the year ended September 30, 2024, approximately 17% of Concorde’s active students received a Concorde-funded scholarship or grant and approximately 68% of Concorde active students received funding through Concorde sponsored retail installment contracts.
Student Enrollment
UTI enrolls students throughout the year with courses typically starting every three to eleven weeks. Concorde enrolls students throughout the year with core terms starting every month and clinical terms starting every ten weeks. The table below outlines our new student starts, average full-time students, and end of period full-time students for both UTI and Concorde.

	Year Ended September 30,		%
	2024	2023	Change
UTI
Total new student starts	15,138	14,181	6.7%
Average full-time active students	13,810	12,614	9.5%
End of period full-time active students	15,873	14,833	7.0%
Concorde(1)
Total new student starts	11,747	8,432	39.3%
Average full-time active students	8,475	7,654	10.7%
End of period full-time active students	9,747	8,369	16.5%
Consolidated
Total new student starts	26,885	22,613	18.9%
Average full-time active students	22,285	20,268	10.0%
End of period full-time active students	25,620	23,202	10.4%
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
Human Capital Management
As of September 30, 2024, we had approximately 3,700 full-time employees, including approximately 1,400 instructors, 550 admissions representatives, and 1,200 student support employees.
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
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in our course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years’ experience in the industry and an average of six years of experience teaching at UTI and four years of experience teaching at Concorde.
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
We also are subject to oversight by other federal agencies, including the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Federal Trade Commission (“FTC”), the Internal Revenue Service and the Departments of Veterans Affairs (“VA”), Defense (“DOD”), Treasury, Labor, and Justice. Below, we discuss certain elements of this regulatory environment.
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
Institutions that offer distance education instruction outside of their Home State must comply with federal regulations governing state authorization for distance education in order to participate in the Title IV student financial aid programs. All UTI institutions and the Concorde Jacksonville, Florida, Kansas City, Missouri, and Memphis, Tennessee institutions are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories of the United States of America that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (“NC-SARA”) and administered by four regional education compacts. Forty-nine states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA.
Each of our institutions holds the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. We also have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) and the Council on Occupational Education (“COE”) to offer blended format programs that utilize both distance and on-ground education. Additionally, we have received approvals from all required state education authorizing agencies to offer blended format programs. We continue to work to ensure that we comply with applicable distance education rules and standards. We also will closely monitor any new rulemakings that concern state authorization or distance education.
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

The tables below set out the renewal of accreditation cycle for each of our schools:

UTI Campus	Accreditation Expiration	Renewal Status
Miramar, Florida(3)	September 2024	In Process
Houston, Texas (MIAT)(1)	October 2024	Renewed
Avondale, Arizona(2)	February 2025	Renewed
Orlando, Florida(2)	February 2025	Renewed
Houston, Texas(2)	February 2025	Renewed
Lisle, Illinois(2)	February 2025	Renewed
Rancho Cucamonga, California(2)	February 2025	Renewed
Avondale, Arizona; Motorcycle Mechanics Institute (MMI)(2)	May 2025	Renewed
Bloomfield, New Jersey(1)	May 2025	Renewed
Canton, Michigan (MIAT)(1)	July 2026	Renewed
Long Beach, California(1)	September 2027	Renewed
Exton, Pennsylvania(2)	October 2028	Renewed
Dallas/Ft. Worth, Texas(2)	March 2029	Renewed
Austin, Texas	May 2029	Renewed
Sacramento, California(2)	December 2029	Renewed
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)(2)	December 2029	Renewed
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
(3)     Due to scheduling and resource limitations, an institution’s grant of accreditation at times may expire on its face prior to the completion of a renewal cycle. In such cases, the institution’s accreditation remains in place until the renewal cycle is complete, and a new grant of accreditation is issued.

Concorde Campus	Accreditor	Accreditation Expiration	Renewal Status
Tampa, Florida(5)	ACCSC	May 2024	In Process
Jacksonville, Florida(5)	ACCSC	August 2024	In Process
Garden Grove, California	ACCSC	May 2025	In Process
Miramar, Florida	ACCSC	May 2025	In Process
San Bernardino, California	ACCSC	November 2025	In Process
Grand Prairie, Texas	ACCSC	December 2025	In Process
Aurora, Colorado	ACCSC	February 2026	Renewed
Kansas City, Missouri (including Online)	ACCSC	November 2026	Renewed
Orlando, Florida(4)	ACCSC	December 2026	Renewed
Portland, Oregon	ACCSC	February 2027	Renewed
Dallas, Texas	ACCSC	April 2027	Renewed
San Antonio, Texas(4)	ACCSC	April 2027	Renewed
San Diego, California	ACCSC	May 2027	Renewed
Memphis, Tennessee	COE	September 2027	Renewed

Concorde Campus	Accreditor	Accreditation Expiration	Renewal Status
Southaven, Mississippi	COE	September 2027	Renewed
North Hollywood, California	ACCSC	June 2028	Renewed
(4)     Indicates a school that has achieved School of Excellence status during its most recent renewal of accreditation, which recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high levels of achievement among their students.
(5)     Due to scheduling and resource limitations, an institution’s grant of accreditation at times may expire on its face prior to the completion of a renewal cycle. In such cases, the institution’s accreditation remains in place until the renewal cycle is complete, and a new grant of accreditation is issued.

Programmatic Accreditation
In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure the public that an academic program has undergone a rigorous review process and been found to meet high standards for educational quality. Certain Concorde healthcare programs, including the Physical Therapist Assistant, Dental Hygiene, Neurodiagnostic Technology, Polysomnographic Technology, Respiratory Therapy, Surgical Technology, Radiologic Technology, Diagnostic Medical Sonography, Cardiovascular Sonography, Practical Nursing, Pharmacy Technician, and Occupational Therapy Assistant programs, have obtained programmatic accreditation. Such programs are required to meet the standards of their programmatic accreditor and Concorde must periodically renew these accreditations by completing a comprehensive programmatic accreditation renewal process.
Title IV Programs
The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED.
Title IV grants include Federal Pell Grants (the “Pell Grants”) and Federal Supplemental Education Opportunity Grants (“FSEOG”). Pell Grants are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. FSEOG grants are designed to supplement Pell Grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under the FSEOG program. Pell Grants generally do not need to be repaid.
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
Overall, in fiscal year 2024, across our institutions, we derived approximately 78% of our revenues, on a cash basis, from Title IV Programs and various veterans’ programs. We derived approximately 45% of our revenues, on a cash basis, from the Direct Loan program, pursuant to which ED makes loans to students or their parents. We derived approximately 21% of our revenues, on a cash basis, from the Pell Program. We derived approximately 11% of our revenues, on a cash basis, from veterans’ programs. And we derived less than 1% of our revenues, on a cash basis, from FSEOG.

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
To obtain and maintain certification as eligible to participate in Title IV Programs, institutions must demonstrate ongoing compliance with the HEA and its extensive and complex implementing regulations, which ED frequently revisits, revises, and expands. Because all of our institutions are certified to participate in Title IV Programs, they must comply with this complex framework of statutes, regulations, and guidance, and undergo detailed oversight and review. Below, we discuss the core components of the Title IV Programs’ regulatory framework.

Eligibility and Recertification
All institutions seeking to participate in the Title IV Programs must first establish their eligibility to do so. The Program Participation Agreement (“PPA”) document serves as ED’s formal recognition that an institution and its associated additional locations have satisfied this requirement and are authorized to participate in Title IV Programs for a specified period of time. An institution seeking to expand its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers, must obtain approval from ED. Every participating institution is also required to periodically renew its certification by applying for continued certification before its current term of certification expires. Terms of certification are typically six years but can be three years or shorter. Each of our institutions participates in the Title IV Programs through a PPA. Those institutions that recently have been acquired (MIAT and Concorde) participate pursuant to a provisional PPA, which is standard for institutions that have recently undergone a change in ownership or control. ED may, in certain circumstances, also place an institution on a provisional PPA if it finds that the institution does not fully satisfy all of the eligibility and certification standards. A provisional PPA attaches additional requirements and limitations to participation for the duration of the provisional period, which typically is three years. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may impose additional limitations and restrictions, up to and including revoking the institution’s certification to participate in Title IV Programs.
The 90/10 Rule
As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of its revenue from sources other than “Federal education assistance funds.” “Federal education assistance funds” are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.”
We regularly monitor compliance with the 90/10 requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Federal education assistance funds for any fiscal year. As of September 30, 2024, our institutions’ annual percentages of Federal education assistance funds, as calculated under the current 90/10 rule, ranged from approximately 65% to approximately 88%.
Administrative Capability
To continue its participation in Title IV Programs, an institution must demonstrate that it remains administratively capable of providing the education it promises and of properly managing its Title IV Programs. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of standards listed in the regulations, which cover a wide range of operational and administrative topics, including the designation of capable and qualified individuals, the quality and scope of written procedures, the adequacy of institutional communication and processes, the timely resolution of issues, the sufficiency of recordkeeping, the provision of adequate career services, and the frequency of findings of noncompliance. ED’s administrative capability standards also include thresholds and expectations for federal student loan cohort default rates (discussed below), satisfactory academic progress, clinical and externship opportunities, gainful employment programs (discussed below) and loan counseling. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, place the institution on provisional certification as a condition of its continued participation in Title IV Programs, or take other actions against the institution.
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
Due to the COVID-19 pandemic, ED paused all loan payments from March 13, 2020 through October 1, 2023. This has significantly decreased the default rates starting with the 2019 Cohort, and resulted in a 0% default rate for the 2020 and 2021 Cohort Rate for all UTI institutions.
An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. None of our institutions had a three-year cohort default rate of 7% or greater for 2021, 2020, or 2019, which are the three most recent FFYs with published rates.
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
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our year ended September 30, 2024, we calculated our composite score to be 2.3. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.
On October 31, 2023, ED published new regulations on financial responsibility that became effective July 1, 2024. Among other things, the new financial responsibility regulations significantly modify and expand the mandatory and discretionary triggering events that require an institution to post a letter of credit or other form of financial protection with ED. The rules provide that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory or discretionary triggering event, such that multiple triggering events could subject an institution to substantial cumulative financial protection obligations.
Examples of mandatory triggering events in the new regulations include an action by ED to recoup adjudicated borrower defense to repayment claims where the potential amount of recovery would cause the institution’s recalculated composite score to drop below 1.0. Specified discretionary triggers, which provide ED flexibility on whether to require a letter of credit based on the financial impact the triggering event would have on the institution, include the existence of pending group-process borrower defense to repayment claims. We did not have any triggering events for our year ended September 30, 2024.
Borrower Defense to Repayment
Under the HEA and its implementing regulations, students may file a claim with ED to discharge their federal Direct Loans (or Direct Consolidated Loans) if, generally, they believe their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. This is referred to as a “borrower defense to repayment” or “BDR” claim. The regulations governing the standards and processes pursuant to which BDR claims are adjudicated have been revised multiple times since their introduction in 1994, with the result that the current regulatory framework is extraordinarily complex. It is generally the case that an individual BDR claim would be adjudicated by an ED staff member and any subsequent recoupment process initiated by ED would be overseen by a hearing official. But the specific standards and processes that apply vary depending on when the underlying loan was made, and certain versions of the law permit the formation of a group claims process by ED.
On November 1, 2022, the Biden administration promulgated a revised version of the BDR rule, which took effect on July 1, 2023. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit issued a nationwide preliminary injunction, enjoining the implementation of the borrower defense and closed school provisions of that rule. While this case is decided, the previous versions of the borrower defense and closed school provisions are in effect.
According to data released by ED in response to Freedom of Information Act requests, over 600,000 BDR claims had been filed against 4,900 institutions of higher education (or about 83% of Title IV-eligible institutions of higher education) by December 31, 2022. Frustrated with ED’s inability to process BDR claims, a group of former borrowers sued ED in federal district court in California. On June 22, 2022, the parties in Sweet, et al. v. Miguel Cardona and the United States Department of Education reached a settlement agreement which generally provided that all BDR claims filed prior to June 22, 2022 would be discharged with no or minimal adjudication by July 28, 2025. Also, because these discharges would be managed without input from the schools alleged to have engaged in misconduct, such claims could not serve as the basis of a recoupment action against a school. For any borrower who attended Concorde, as well as 152 other named schools, and had a BDR claim pending as of June 22, 2022, the borrower will receive “Full Settlement Relief.” Full Settlement Relief means that the federal student loan(s) associated with the borrower’s attendance at the school will be discharged, ED will refund any amounts paid to ED on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report.
The Sweet settlement also provided that BDR claims filed between June 22, 2022 and November 15, 2022 would be adjudicated no later than January 28, 2026, or would be automatically discharged. Schools would have the opportunity to review and respond to this group of claims, and also could be subject to recoupment actions for any loan amounts discharged. In fall 2023, ED began providing institutions with BDR claims filed in the June to November 2022 period. In doing so, ED acknowledged that it was not conducting any substantive review of the applications (e.g., determining whether an application asserts a valid basis for a BDR claim) before sending them to institutions.
In late 2023, ED provided us with a de minimis number of BDR claims that had been filed by former UTI and MIAT students. Then, in late February 2024, ED began providing us with approximately 2,500 BDR claims from former students of our Concorde institutions. While these BDR claims were filed with ED during the June 22, 2022 to November 15, 2022 time period noted above, the borrowers filing the claims may have been in attendance many years prior to that date, including, in some instances, more than 20 years ago. With regard to Concorde, all the claims were made by students who attended Concorde prior to the Company’s acquisition of the Concorde schools in December 2022.
We have reviewed and responded to every BDR complaint received. All BDR claims made against MIAT have been denied by ED. Claims made against UTI or Concorde have yet to be adjudicated. If ED were to discharge some amount of loans, ED will, at a later date, determine whether to engage in a separate proceeding to recoup such amount from the applicable school. This process would take place before a hearing official, and the school would have an opportunity to contest the recoupment.
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
Gainful Employment/Financial Value Transparency
The HEA requires all programs offered by proprietary institutions, and all non-degree programs offered by public and private non-profit institutions, to “prepare students for gainful employment in a recognized occupation.” On October 10, 2023, ED published its Financial Value Transparency and Gainful Employment Rule (the “GE Rule”), effective July 1, 2024. This rule covers all Title IV-participating programs at all Title IV-participating institutions of higher education.
Under the GE Rule, all institutions will be required to report to ED an extraordinary array of data for their Title IV-participating programs and students. Utilizing the reported data, ED will calculate and disclose debt-to-earnings (“D/E”) rates and an “Earnings Premium” for every Title IV-participating program on a new “program information website.” Upon finalizing the D/E rates and Earnings Premium, ED will issue a notice of determination to the institution informing it of the D/E rates and Earnings Premium measure for each program, as well as whether each program is passing or failing, and the consequences of that determination. Failing programs will be subject to a range of sanctions. Most significantly, a GE Program, meaning Title IV non-degree programs offered by public and private non-profit institutions and all Title IV programs offered by proprietary institutions, becomes ineligible for federal financial aid if the program (1) fails the D/E rates test in two out of any three consecutive award years for which the program’s D/E rates are calculated, or (2) fails the Earnings Premium test in two out of any three consecutive award years for which the program’s Earnings Premium is calculated. D/E rates and an Earnings Premium for each program also will be calculated and disclosed to prospective and current students and will be labeled “low-earning” or “high-debt-burden,” per ED determination. As of September 30, 2024, ED has pushed back twice the reporting by schools of this information: first from July 31, 2024 to October 1, 2024, and then from October 1, 2024 to January 15, 2025.
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
•On October 10, 2023, ED published a final rule related to financial value transparency and gainful employment, effective July 1, 2024. On October 31, 2023, ED published final rules relating to (1) financial responsibility, (2) administrative capability, (3) certification procedures, and (4) ability to benefit, effective July 1, 2024.
•ED established a Student Loan Relief Committee to consider revisions to sections of 34 C.F.R. Parts 30, 682 and 685 addressing provisions related to the modification, waiver, release or compromise of Federal student loans. The Student Loan Relief Committee completed four negotiating sessions in October, November and December 2023 and February 2024. On April 17, 2024, ED issued a Notice of Proposed Rulemaking announcing proposed regulatory changes addressing the Secretary’s discretionary authority to waive loan repayment obligations. ED has collected comments on the proposed regulatory changes but has not yet issued final regulatory updates.
•ED established a Program Integrity and Institutional Quality Committee to consider proposed changes to regulations addressing (1) the Secretary’s recognition of accrediting agencies; (2) institutional eligibility, including State authorization; (3) distance education; (4) return of Title IV funds; (5) cash management; and (6) the Federal TRIO Programs. ED also announced a Federal TRIO Programs Subcommittee to include additional expertise and to make recommendations to the full committee on the subject. The full Committee met for three negotiating sessions in January, February and March 2024, and the Subcommittee met twice in January and February 2024. On July 24, 2024, ED issued a Notice of Proposed Rulemaking announcing proposed regulatory changes addressing (1) distance education; (2) return of Title IV funds; and (3) the Federal TRIO Programs. ED has collected comments on the proposed regulatory changes but has not yet issued final regulatory updates. ED also has not yet announced any proposed regulatory changes addressing (1) the Secretary’s recognition of accrediting agencies; (2) institutional eligibility, including State authorization; and (3) cash management.
ED Non-Discrimination Rulemakings

As a condition of receiving federal financial assistance, we are responsible for complying with applicable laws and regulations promulgated by ED regarding non-discrimination. On April 29, 2024, ED published a final rule (the “2024 Title IX Rule”) amending the regulations implementing Title IX of the Education Amendments of 1972, effective August 1, 2024 (the “Title IX Rules”). This rule represents a significant revision of the Title IX Rules. As of September 30, 2024, pursuant to various Federal court orders, ED enjoined from enforcing the 2024 Title IX Rule in 26 states, including Florida, Missouri, Mississippi, Tennessee, and Texas, and at schools of a list of institutions identified by a federal district court in Kansas, including Universal Technical Institute of Arizona Inc. As of September 30, 2024, ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability.
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
Department of Veterans Affairs Benefit Programs
Some of our students receive financial aid from VA benefit programs. In 2024, we derived approximately 11% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.
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
Regulatory Approval of Acquisitions

When we acquire an institution, the acquired school typically experiences a change of control under the standards of applicable federal and state agencies, including its institutional accreditor and ED. These agencies have varying processes and criteria for evaluating a change of control and may elect to attach conditions to the continued approval of the acquired school following the closing of the transaction. The approvals granted by ED after completing the acquisitions of both MIAT and Concorde, for example, include increased reporting and notification obligations, as well as requirements that neither school group may add new programs or locations, or change existing programs. Existing program content at each school group may be changed so long as the credit and contact hours reported to ED do not change. Existing campuses may be moved to new locations in the area, which allows schools to keep program content current and to relocate to improved facilities. Such restrictions on new campuses and programs typically remain in place for the time required for ED to review two years of audited financials for the acquired school under the new ownership.
Consumer Protections Laws and Regulations
As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as those that relate to recruiting, marketing, the protection of personal information, student financing and payment servicing. Such laws and regulations are enforced by federal agencies including the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”) and by various state agencies and state attorneys general.
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
As detailed in “Business - Regulatory Environment,” our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by our institutional accreditors. These requirements, which are subject to frequent change, cover virtually every aspect of our schools’ operations. The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs and veterans’ programs, from which we derived approximately 78% of our revenues, on a cash basis, in fiscal year 2024. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of actions, including, without limitation, issuing fines or penalties, requiring reimbursement for discharged loan obligations, requiring letter(s) of credit, halting certain business practices, or suspending or terminating our eligibility to participate in the Title IV Programs. Any such action could adversely affect our cash flows, results of operations and financial condition, and could include the imposition of significant operating restrictions upon us. It could also result in negative publicity that could negatively affect student enrollment. We cannot predict with certainty how each regulatory body will apply its requirements or whether each of our schools will be able to comply with all of the requirements in the future.
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
ED is almost continuously engaged in negotiated rulemakings, which is the process by which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. These regulations also are frequently challenged through litigation, creating significant uncertainty as to when and what part of the regulations have taken effect, how they should be implemented, and how they will be interpreted and enforced. New Borrower Defense to Repayment, Financial Responsibility, or Gainful Employment regulations, in particular, may increase risks of financial liability or reputational harm. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. Significant negotiated rulemakings that could materially and adversely affect our business are discussed in “Business - Regulatory Environment - Title IV Program Rulemakings.”
The loss of funds from Veterans' benefits programs could materially and adversely affect our business.
As discussed in “Business - Regulatory Environment - Department of Veterans Affairs Benefit Programs,” to participate in veterans’ benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, our institutions must comply with certain requirements applicable to these programs. If we fail to comply with these requirements, we could lose our eligibility to participate in veterans’ benefits programs, which could have a material adverse effect on our operations, cash flows, results of operations, or financial condition. Future legislative or regulatory initiatives that could negatively impact the funding we receive from veterans’ benefits programs include, without limitation: (i) proposals to restrict access to military installations for student recruitment; (ii) a reduction in appropriations for veterans’ benefits programs, or an extended government shutdown; (iii) an inability to secure approvals in one or more states, delays in the process for obtaining approvals, or the revocation of an approval; (iv) changes in the interpretation and application of the 85/15 rule, which prohibits paying VA benefits to students enrolling in a program where more than 85% of the students enrolled in that program have any portion of their tuition, fees, or other charges paid for them by the institution or the VA; and (v) changes in the interpretation and application of the VA rules governing the classification and treatment of blended coursework, and the eligibility of such coursework for veterans’ benefits programs.
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
Over the last decade, Congress and state legislatures have focused significantly on for-profit education institutions, specifically regarding participation in Title IV Programs and DOD or VA oversight of tuition assistance for military service members attending for-profit colleges. Continued or increased Congressional activity could result in the enactment of more stringent legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. In addition, concerns generated by this activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.
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
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by governmental regulatory agencies, accrediting agencies, and third parties alleging noncompliance with applicable standards. Each of our institutions’ administration of Title IV Program funds must be audited annually by independent accountants and the resulting audit report must be submitted to ED for review. Moreover, we may be subject to program reviews from ED, audits by the ED Office of Inspector General, or a compliance audit as a condition of participation in the Higher Education Emergency Relief Fund (“HEERF”). We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, including consumer protection laws applicable to activities of postsecondary educational institutions, false claims made to the federal government and routine employment matters. We may also face borrower defense to repayment claims or complaints from students or prospective students. While we are committed to strict compliance with all applicable laws, regulations, and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to successfully defend against lawsuits or claims, we may be required to pay monetary damages, be held liable for a student’s discharged debt, or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs that are not covered or are in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector we operate in, numerous state attorneys general have initiated investigations of for-profit schools operating in their state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, Congressional leadership or state licensing bodies.
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
Due to state budget constraints and changes in the regulatory environment in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring of new admissions representatives, could prevent us from making such changes or delay our ability to make such changes, or could require substantial additional costs to accommodate such delay.
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
If we acquire an institution that participates in Title IV Program funding or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting agencies in order for the institution or additional location to be able to operate and participate in Title IV Programs. An acquisition can result in the temporary suspension of the acquired institution’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in Title IV Programs unless we submit a timely and materially complete application for approval of the acquisition or the opening of the new location. If we were unable to timely establish or re-establish the state authorization, accreditation or ED certification of the acquired institution or obtain approval for the new location, our ability to operate the acquired institution or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution or the opening of the additional location could be significantly impaired.
Further, ED and applicable state education agencies and accrediting agencies could impose material conditions or restrictions on us and the acquired institution or the additional location, including, but not limited to, a material letter of credit, limitations or prohibitions on the ability to add new campuses or add or change educational programs, placement of the institution on the heightened cash monitoring or reimbursement method of payment and reporting and notification requirements. Additionally, an acquired institution may have known or unknown instances of noncompliance with federal, state or accrediting agency requirements, including, but not limited to, noncompliance with requirements included in the borrower defense to repayment regulations that could result in liabilities, sanctions, or material conditions or restrictions that we may inherit by acquiring the institution. Further, our due diligence efforts relating to institutions that we intend to acquire may fail to identify noncompliance or other facts that could result in liabilities, sanctions, or material conditions or restrictions. The imposition of liabilities, sanctions, or material conditions or restrictions by one or more regulators could impair our ability to operate the acquired institution or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution or the opening of the additional location.
If regulators do not approve additional or revised programs, it could have an adverse effect on our academic or operational initiatives.
A student may only use Title IV Program funds to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may obtain ED approval if the new program is licensed by the applicable state agency and accredited by an agency recognized by ED. However, ED, state education agencies, or our accreditors could decline to approve a new program or impose material conditions or restrictions on us. Any such denial or material limitation could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.
If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.
If we or any of our schools experience a change of control under the standards of applicable federal and state agencies, our accrediting agencies or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting agencies or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.
If our vendors do not comply with Title IV Program regulations, our business could be harmed and our ability to participate in Title IV Programs may be impaired.
The failure of any of our vendors charged with administering any aspect of our participation in the Title IV Programs could lead to fines or penalties and the loss of eligibility to participate in Title IV Programs. Such outcomes could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.
Failure to comply with private education loan requirements may impair our business.
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
“Borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans.
Under the HEA and its implementing regulations, students may file a claim with ED to discharge their federal Direct Loans (or Direct Consolidated Loans) on the basis that their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. Such claims are known as “borrower defense to repayment” or “BDR” claims. If ED grants a BDR claim, it may seek to recoup the amount discharged from the school that engaged in the alleged misconduct.
We cannot predict how many claims will be submitted, which applications ED may grant in the future, whether ED will seek recoupment of any discharged amounts, or whether our defenses to any recoupment action will succeed. If ED were to discharge a significant number of loans and thereafter successfully assert recoupment against the Company, we could be subject to significant repayment liability to ED, which may limit our ability to make investments in our business and negatively impact our financial condition and future growth. A failure to demonstrate "Financial Responsibility" as a result of loan discharge applications under the BDR Rule would have negative impacts on our operations. For additional information regarding the Company’s BDR claims (and responses thereto), please see “Business - Regulatory Environment - Borrower Defense to Repayment.”

The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections.
Changes in Presidential administrations and control of Congress as a result of the outcome of elections or other events could result in changes in or new legislation, appropriations, regulations, standards, policies and enforcement actions that could materially affect our business, including material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and cost of doing business. We cannot predict the extent to which the current administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions.
Risks Related to Our Business
Failure to execute on our growth and diversification strategy.
As part of our business strategy, we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools. Accordingly, when we open new schools, initial investments could reduce our profitability. To open a new school or campus, we would be required to obtain appropriate state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. Additionally, to be eligible for Title IV Program funding, a new school or campus would have to be certified by ED. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. Our failure to effectively identify, establish, obtain necessary regulatory approvals and manage the operations of newly established schools or campuses could slow our growth and make any newly established schools or campuses more costly to operate than we have historically experienced.
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
Conversely, an increase in the unemployment rate and weaker macroeconomic conditions could reduce the willingness of employers to sponsor educational opportunities for their employees and affect the ability of our students to find employment in the industries that we serve. Any of which could have a material adverse effect on our cash flows, results of operations and financial condition.
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
We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support enrollment in our core programs by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with manufacturer brand partners, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the manufacturer brand partners. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our UTI segment’s existing industry relationships, including those with American Honda Motor Company, Inc.; Mercury Marine, a division of Brunswick Corporation; Volvo Penta of the Americas, Inc. and Yamaha Motor Corporation, USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be if they were in writing. Additionally, certain of our written agreements may be terminated without cause by the OEM. Finally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students, require additional capital expenditures or increase expenses and have a material adverse effect on our cash flows, results of operations and financial condition.
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

Our term loans and revolving credit facility impose various restrictions and contain customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments and limitations on liens, encumbrances and indebtedness. If we fail to comply with the covenants or payments specified in the agreements, the lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.
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
The proprietary loan program offered by the UTI schools enables students who have utilized all available government-sponsored or other financial aid and have not been successful in obtaining private loans from other financial institutions, for independent students, or PLUS loans, for dependent students, to borrow a portion of their tuition if they meet certain criteria.
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
Factors that may impact our ability to collect these loans include the following, without limitation: current economic conditions; compliance with laws applicable to the origination, servicing and collection of loans; the quality of our loan servicers’ performance; and a decline in graduate employment opportunities and the priority that the borrowers under this loan program attach to repaying these loans as compared to other obligations, particularly borrowers who did not complete or were dissatisfied with their programs of study.
The portion of a student's tuition revenue related to the proprietary loan program is treated as a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. The estimated amount is determined at the inception of the contract, and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program. Estimating the collection rate requires significant management judgment. If we are unable to accurately assess the variable consideration, our revenues and profitability may be adversely impacted.

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
The proprietary loan program may also be subject to oversight by the CFPB, which could result in additional reporting requirements or increased scrutiny. Other proprietary postsecondary institutions have been subject to information requests from the CFPB with regard to their private student loan programs. The possibility of litigation, and the associated cost, are risks associated with the proprietary loan program. At least two other proprietary education institutions have been subject to lawsuits under the Consumer Financial Protection Act of 2010; the institutions are accused of having unfair private student loan programs and of allegedly engaging in certain abusive practices, including interfering with students' ability to understand their debt obligations and failing to provide certain material information.
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
A state chartered bank with a small market capitalization originates loans under the proprietary loan program for the UTI schools. If the bank no longer provides service under the contract, we do not currently have an alternative bank to fulfill the demand. There are a limited number of banks that are willing to participate in a program such as the proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process, which could result in a decrease in our student populations. Furthermore, a single company processes loan applications and services the loans under the proprietary loan program. There is a 90-day termination clause in the contract under which it provides these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.
We have goodwill, which may become impaired and subject to a write-down.
Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified. Our total recorded goodwill of $28.5 million as of September 30, 2024 resulted from our MMI, MIAT and Concorde acquisitions. We perform our annual goodwill impairment assessment as of August 1 of each fiscal year. Future assessments of goodwill could result in reductions. Any reduction in net income and operating income resulting from the write-down or impairment of goodwill could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill in future periods.
The occurrence of natural or man-made catastrophes, including those caused by climate change and other climate-related causes, could materially and adversely affect our business, financial condition, results of operations and prospects.
Our business and operations could be materially adversely affected in the event of earthquakes, hurricanes, severe storms, blackouts or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, public health crises, other inclement weather or similar events.
We teach our UTI and Concorde programs at campus locations in Jacksonville, Orlando, Miramar, and Tampa, Florida, all areas that can experience tropical storms and hurricanes, severe storms, floods, coastal storms, tornadoes and power outages. We also have seven campus locations in California and seven campus locations in Texas, all in areas that have historically been susceptible to severe weather events or other natural disasters.

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
Increased scrutiny and changing expectations from regulators, investors, industry customers, employees, and others regarding our environmental, social and governance (“ESG”) practices and reporting may cause us to incur additional costs, devote additional resources, expose us to new or additional risks, or harm our reputation.
Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Regulators, investors, industry customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. If our ESG practices and reporting do not meet investor, industry customer, employee or stakeholder expectations and standards, which continue to evolve, our brand, reputation, and student and employee retention may be negatively impacted. We also expect to incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.
Public health pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business and operations.

The COVID-19 pandemic and the resulting containment measures caused economic and financial disruptions globally. The extent to which a similar pandemic may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our board of directors recognizes the importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Our board of directors, through the Audit Committee, oversees our cybersecurity program as part of our enterprise-wide approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our risk management approach and are based on recognized frameworks established by the National Institute of Standards and Technology. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of enterprise-wide approach to risk management, our cybersecurity program is focused on the following key areas:
Governance: As discussed in more detail under the heading “Governance” below, our cybersecurity program is overseen by our Chief Information Officer (CIO), who reports to our Chief Executive Officer (CEO), and is responsible for publishing cybersecurity policies and standards, conducting annual risk assessments and maintaining our compliance. Our CIO regularly reports to our Audit Committee on the status of the cybersecurity program.
Collaboration: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments, certifications, audits and cybersecurity threat intelligence.
Incident Response and Recovery Planning: We have established and maintained comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our board of directors and Audit Committee by CIO, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Governance
Our board of directors, through the Audit Committee, oversees our enterprise-wide approach to risk management, including the risks arising from cybersecurity threats. Our Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to our third party partners. Our Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, our Audit Committee discusses our approach to cybersecurity risk management with management.
Our Audit Committee, in connection with management led by CIO, works collaboratively across our Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, our Information Security Team monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time and report such threats and incidents to management when appropriate.
Our CIO holds an undergraduate degree in Business Administration and has served in various roles in Information Technology for over 15 years and has been overseeing the cybersecurity program for 5 years. Our VP information Security hold an undergraduate degree in Information Systems Security and has served in various roles in cybersecurity for over 15 years. Our Chief Executive Officer, interim Chief Financial Officer, and Chief Legal Officer each hold undergraduate and/or graduate degrees in their respective fields, and each has experience managing risks at our Company and at similar companies, including risks arising from cybersecurity threats.
Cybersecurity Threats
To date, we are not aware of any cybersecurity threats, including as a result of previous cybersecurity incidents, that are reasonably likely to have a material effect on us, our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us.

ITEM 2. PROPERTIES
The following sets forth certain information relating to our campuses and corporate headquarters as of September 30, 2024. Many of the leases are renewable for additional terms at our option. Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for currently identifiable requirements and that additional space, if needed, can be obtained on commercially reasonable terms to meet any future requirements.

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campus locations:
Arizona (Avondale)	UTI/MMI	283,000	Owned	N/A
California (Garden Grove)	Concorde	45,000	Leased	March 2032
California (Long Beach)	UTI	137,000	Leased	August 2030
California (North Hollywood)	Concorde	35,000	Leased	May 2027
California (Rancho Cucamonga)	UTI	148,000	Leased	September 2031
California (Sacramento)	UTI	117,000	Leased	February 2033
California (San Bernardino)	Concorde	48,000	Leased	March 2028
California (San Diego)	Concorde	34,000	Leased	January 2027
Colorado (Aurora)	Concorde	55,000	Leased	December 2025

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Florida (Jacksonville)	Concorde	46,000	Leased	December 2027
Florida (Miramar)	UTI	103,000	Leased	March 2032
Florida (Miramar)	Concorde	33,000	Leased	April 2028
Florida (Orlando)	UTI/MMI	154,000	Owned	N/A
Florida (Orlando)	UTI/MMI	34,000	Leased	March 2031
Florida (Orlando)	Concorde	41,000	Leased	April 2030
Florida (Tampa)	Concorde	30,000	Leased	January 2027
Illinois (Lisle)	UTI	187,000	Owned	N/A
Michigan (Canton)	MIAT	125,000	Leased	April 2036
Mississippi (Southaven)	Concorde	23,000	Leased	March 2027
Missouri (Kansas City)	Concorde	40,000	Leased	June 2032
Missouri (St. Joseph)	Concorde	50,000	Leased	June 2036
New Jersey (Bloomfield)	UTI	102,000	Leased	December 2030
North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	October 2030
Oregon (Portland)	Concorde	33,000	Leased	July 2034
Pennsylvania (Exton)	UTI	129,000	Leased	October 2029
Tennessee (Memphis)	Concorde	72,000	Leased	August 2031
Texas (Austin)	UTI	107,000	Leased	October 2032
Texas (Dallas)	Concorde	47,000	Leased	March 2031
Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
Texas (Houston)	UTI	172,000	Owned	N/A
Texas (Houston)	MIAT	54,000	Leased	June 2029
Texas (Grand Prairie)	Concorde	50,000	Leased	January 2029
Texas (San Antonio)[1]	Concorde	48,000	Leased	February 2033
Other locations:
Arizona (Phoenix)	UTI and Corporate	21,000	Leased	February 2027
Missouri (Overland Park)[2]	Concorde	8,000	Leased	November 2030
(1)    In December 2023, we renewed our lease on the Concorde San Antonio, Texas campus for an additional eight year term.
(2) In July 2024, we came to an early lease termination agreement on the Concorde Kansas City, Missouri corporate office, which had been vacated for a smaller space in July 2023.
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
The closing price of our common stock as reported by the NYSE on December 3, 2024 was $24.17 per share. As of December 3, 2024, there were 18 holders of record of our common stock.
Dividends
On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval from our board of directors.
Pursuant to the Certificate of Designations of the Series A Preferred Stock, we paid preferred stock cash dividends of $1.1 million during the year ended September 30, 2024. As of September 30, 2024, no shares of the Series A Preferred Stock remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further information on the preferred share conversion.
We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.
Repurchase of Securities
On December 10, 2020, our board of directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. Any repurchases under this new stock repurchase program require the approval of our board of directors. We did not repurchase any shares during the quarter ended September 30, 2024.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.
The graph below compares our annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Russell 2000 Index and our peer group index. The peer group consists of the companies identified below, which were selected on the basis of similar nature of their business. This presentation assumes that $100 was invested in shares of the relevant issuers on September 30, 2019, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

CRSP Total Returns Index for:	09/2019	09/2020	09/2021	09/2022	09/2023	09/2024
Universal Technical Institute, Inc.	$100.00	$93.38	$124.26	$100.00	$154.03	$298.83
Russell 2000	100.00	100.39	148.25	113.42	123.55	156.61
Peer Group	100.00	73.31	74.91	66.08	84.31	125.25

Companies in the Self-Determined Peer Group:
Adtalem Global Education, Inc.	Perdoceo Education Corporation
American Public Education, Inc.	Strategic Education, Inc.
Lincoln Educational Services Corporation

Notes:
•The lines represent monthly index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100.00 on 9/30/2019.
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

Our reporting structure includes two reportable segments as follows:

Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs (“MSAT”), which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.

Concorde Career Colleges (“Concorde”): On December 1, 2022, we acquired Concorde which operates 17 campuses located in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

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
Revenues
Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds to students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2024, 2023 and 2022, respectively, consisted of gross tuition. We supplement our tuition and fee revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.
For students at our UTI schools, we offer a proprietary loan program, where we provide the students who participate in this program with extended payment terms for a portion of their tuition for up to ten years. UTI also provides dealer technician training or instructor staffing services to manufacturers where revenue is recognized as the transfer of services occurs.

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
The introduction of additional program offerings at existing campuses and the opening of additional campuses is expected to influence our average full-time enrollment. UTI currently offers start dates at its campuses that range from every three to eleven weeks throughout the year in the core programs. The number of start dates of UTI advanced training programs varies by the duration of those programs and the needs of the manufacturers that sponsor them. Concorde enrolls students throughout the year with core terms starting every month and clinical terms starting every ten weeks. Concorde’s new short courses are starting three to five times a year, depending on the campus. Although Concorde operates year-round with lower seasonality than UTI, Concorde experiences population fluctuations dictated by its clinical programmatic accreditors and how many student starts are allowed and the time required between those starts.
Our tuition charges vary by type, length and level of the programs, such as core or advanced training. The UTI segment implemented average tuition rate increases of up to 3.0%, 6.0% and 2.5% for each of the years ended September 30, 2024, 2023 and 2022, respectively, and the Concorde segment implemented average tuition rate increases of approximately 2.5% and 3.0% for the years ended September 30, 2024 and 2023, respectively. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.
Financial Aid
Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 78% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs and various veterans' benefits programs for the year ended September 30, 2024 as calculated under the 90/10 rule.
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
Selling, general and administrative expenses include: compensation and benefits, including stock-based compensation, of employees who are not directly associated with the provision of educational services, such as executive management, finance and central accounting, information technology, legal, human resources, marketing and student admissions; marketing and student enrollment expenses; professional services; provision for credit losses; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services; and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2024 Overview

Student Metrics

	September 30, 2024	September 30, 2023(1)	% Change
UTI
Total new student starts	15,138	14,181	6.7%
Average full-time active students	13,810	12,614	9.5%
End of period full-time active students	15,873	14,833	7.0%
Concorde
Total new student starts	11,747	8,432	39.3%
Average full-time active students	8,475	7,654	10.7%
End of period full-time active students	9,747	8,369	16.5%
Consolidated
Total new student starts	26,885	22,613	18.9%
Average full-time active students	22,285	20,268	10.0%
End of period full-time active students	25,620	23,202	10.4%

(1) New student starts and average student data for Concorde presented in the year ended September 30, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through September 30, 2023.

The increase in consolidated total and segment new student starts, average full-time active students and end of period full-time active students was primarily due to new program rollouts and increased student demand for existing programs across both segments. In the UTI segment, our student population was positively impacted during the current year by the successful launch of 14 new programs across nine campuses during fiscal 2023, and three new HVAC and refrigeration programs launched in the back half of 2024. The Concorde segment benefited from the roll out seven new programs at three campuses during the current and prior year, and also introduced new cash pay “short programs” at a number of campuses. Concorde’s short programs offer an affordable, fast-track pathway into the workforce and provide essential foundational skills that prepare students for entry-level roles in healthcare. Additionally, Concorde benefited from two additional months during fiscal 2024 due the December 1, 2022 close of the acquisition.
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
Operations
Our revenues for the year ended September 30, 2024 were $732.7 million, an increase of $125.3 million, or 20.6%, from the prior year. UTI revenues increased by $57.1 million, or 13.3%, driven primarily by the higher average full-time active students compared to the prior year. Concorde revenues increased by $68.2 million, or 38.3%, primarily due to the inclusion of two extra months of revenue compared to the prior year period, along with higher average full-time active students.
Our operating expenses for fiscal 2024 were $673.8 million, a 15.0% increase over the prior year. In fiscal 2024, we had operating income of $58.9 million, a 175.2% increase when compared to $21.4 million in the prior year. This increase in operating income was primarily driven by productivity improvements and proactive cost reductions, which have been a key part of our operating model for the past several years. Net income for the year ended September 30, 2024 was $42.0 million compared to $12.3 million in the prior year.
Business Strategy
Our business strategy has three key tenets: to grow the business by more deeply penetrating existing target markets and adding new markets; to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and to continually optimize the business by constantly enhancing operational efficiency.
During the year ended September 30, 2024, we executed the following as part of our growth, diversification and optimization strategy:
•Concorde announced the launch of additional dental hygiene program offerings in Jacksonville, Florida, Miramar, Florida, and Portland, Oregon and sonography program offerings in Orlando, Florida and San Bernardino, California.
•UTI announced additional HVAC and refrigeration program expansions in Avondale, Arizona, Bloomfield, New Jersey, Long Beach, California and Sacramento, California. Avondale, Bloomfield and Long Beach first launched in the third quarter of 2024, with Sacramento expected to launch in the first half of fiscal 2025.
•UTI announced plans to consolidate the two Houston, Texas campuses to align the curriculum, student facing systems, and support services to better serve students. As part of the transition, the MIAT Houston campus, acquired in November 2021, began operating under the UTI brand and implemented a phased teach-out agreement starting in May 2024. Both facilities will remain in use post-consolidation. See Note 16 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further details on the restructuring.
•UTI obtained Federal Aviation Administration approval for the Airframe and Powerplant Technician program at the Miramar, Florida campus and started the first cohort of students during the first quarter of 2024, which completed the rollout of the 14 new programs announced in fiscal 2023.
•UTI Wind Turbine Technician programs were the first in the United States to earn Certified Training Center status from the Global Wind Organisation.
•UTI announced new partnerships with United Service Organization, Hawaiian Airlines, iRacing, Crown Equipment, The Associated company and several other companies for early employment programs. These partnerships will provide additional career transition and placement opportunities for UTI students.
•UTI announced the integration of Electric Vehicle curriculum into BMW’s manufacturer specific advanced training program in the fourth quarter of fiscal 2024.
In addition, we continue to pursue other opportunities that align with our growth, diversification and optimization strategy.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2024	2023	2022
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.5%	54.3%	49.5%
Selling, general and administrative	39.5%	42.2%	45.2%
Total operating expenses	92.0%	96.5%	94.7%
Income from operations	8.0%	3.5%	5.3%
Interest (expense) income, net	(0.4)%	(0.6)%	(0.4)%
Other income (expense)	0.1%	0.1%	(0.1)%
Total other (expense) income, net	(0.3)%	(0.5)%	(0.5)%
Income before income taxes	7.7%	3.0%	4.8%
Income tax (expense) benefit	(1.9)%	(0.9)%	1.3%
Net income	5.8%	2.1%	6.1%
Preferred stock dividends	(0.1)%	(0.8)%	(1.2)%
Income available for distribution	5.7%	1.3%	4.9%
Income allocated to participating securities	(0.4)%	(0.4)%	(1.9)%
Net income available to common shareholders	5.3%	0.9%	3.0%

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Revenues
The following table presents revenue by segment (in thousands):

	Year ended September 30, 2024	Year ended September 30, 2023	Year over Year % Change
UTI	$486,376	$429,317	13.3%
Concorde	246,311	178,091	38.3%
Consolidated	732,687	607,408	20.6%
Our revenues for the year ended September 30, 2024 were $732.7 million, an increase of $125.3 million, or 20.6%, as compared to revenues of $607.4 million for the year ended September 30, 2023.
UTI
Revenues for UTI for the year ended September 30, 2024 were $486.4 million, an increase of $57.1 million, or 13.3%, versus the prior year. Revenue increased primarily due to a 9.5% increase in overall average full-time active students and an overall increase in average revenue per student.
We recognized $12.0 million on an accrual basis related to revenues and interest under the proprietary loan program for the year ended September 30, 2024, as compared to $8.8 million recognized for the year ended September 30, 2023.
Concorde
Revenues for Concorde for the year ended September 30, 2024 were $246.3 million, an increase of $68.2 million, or 38.3%, versus the prior period. The primary drivers of the increase for Concorde were the inclusion of two additional months of revenue during the current year and a 10.7% increase in overall average full-time active students.

Educational services and facilities expenses

Our educational services and facilities expenses for the year ended September 30, 2024 were $384.5 million, representing an increase of $54.6 million, or 16.6%, as compared to $329.9 million for the year ended September 30, 2023. This increase was primarily due to the increase in student volumes during the current period and the inclusion of Concorde results for two additional months in the current year.
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Year ended September 30, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$118,638	$93,671	$212,309
Bonus expense	1,954	1,155	3,109
Stock-based compensation	481	—	481
Compensation and related costs	121,073	94,826	215,899
Occupancy costs	30,519	21,847	52,366
Supplies, maintenance and student expense	33,204	17,479	50,683
Depreciation and amortization expense	22,456	4,346	26,802
Contract services expense	3,611	2,126	5,737
Other educational services and facilities expenses	23,159	9,883	33,042
Total educational services and facilities expense	$234,022	$150,507	$384,529

	Year ended September 30, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$111,030	$68,238	$179,268
Bonus expense	2,027	—	2,027
Stock-based compensation	192	—	192
Compensation and related costs	113,249	68,238	181,487
Occupancy costs	30,798	18,612	49,410
Supplies, maintenance and student expense	27,357	14,114	41,471
Depreciation and amortization expense	19,738	3,618	23,356
Contract services expense	3,763	431	4,194
Other educational services and facilities expenses	21,666	8,286	29,952
Total educational services and facilities expense	$216,571	$113,299	$329,870

UTI

Compensation and related costs increased $7.8 million for the year ended September 30, 2024 primarily due to additional instructors and other personnel hired to support the new programs added in fiscal 2023 and 2024.
Supplies, maintenance and student expense increased by $5.8 million primarily due to approximately $6.5 million in additional grants for student housing during the current year. This increase was offset by a decrease of approximately $0.6 million in expenses for student laptops.
Depreciation and amortization expense increased $2.7 million during the year ended September 30, 2024 primarily due to the purchase of the three primary buildings at our UTI Orlando, Florida campus in March 2023 and increased capital expenditures related to the new program launches during fiscal 2023 and 2024.
Other educational services and facilities expense increased by $1.5 million. The increase is primarily due to a higher Snap-on tool voucher expense of $1.8 million.

Selling, general and administrative expenses
Our selling, general and administrative expenses for the year ended September 30, 2024 were $289.3 million, representing an increase of $33.2 million, or 12.9%, as compared to $256.1 million for the year ended September 30, 2023. This increase was primarily due to the increase in student volumes during the current period and the inclusion of Concorde results for two additional months in the current year.
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
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Year ended September 30, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$78,900	$27,688	$15,857	$122,445
Bonus expense	9,849	2,352	4,977	17,178
Stock-based compensation	1,599	213	6,267	8,079
Compensation and related costs	90,348	30,253	27,101	147,702
Advertising and marketing expense	51,940	25,744	577	78,261
Professional and contract services expense	6,810	7,557	11,861	26,228
Other selling, general and administrative expenses	25,500	11,446	130	37,076
Total selling, general and administrative expenses	$174,598	$75,000	$39,669	$289,267

	Year ended September 30, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$72,577	$21,401	$13,777	$107,755
Bonus expense	11,257	2,594	5,141	18,992
Stock-based compensation	877	—	2,779	3,656
Compensation and related costs	84,711	23,995	21,697	130,403
Advertising and marketing expense	52,809	19,358	—	72,167
Professional and contract services expense	8,093	4,537	9,110	21,740
Other selling, general and administrative expenses	24,371	6,369	1,089	31,829
Total selling, general and administrative expenses	$169,984	$54,259	$31,896	$256,139
UTI
Compensation and related costs increased by $5.6 million for the year ended September 30, 2024 as compared to the prior year, primarily due to an increase in headcount to support our growth, diversification and optimization initiatives.
Advertising and marketing expense decreased by $0.9 million for the year ended September 30, 2024, as compared to the prior year. We continue to fine tune our marketing strategy by selecting cost-effective marketing options. Advertising expense as a percentage of revenues decreased to 10.7% for the year ended September 30, 2024 as compared to 12.3% in the prior year.

Professional and contract services decreased by $1.3 million for the year ended September 30, 2024. The decreases were primarily due to one-time costs incurred in the prior year related to our business strategies.
Other selling, general and administrative expenses increased by $1.1 million for the year ended September 30, 2024, as compared to the prior year. This increase is in line with the growth in headcount to support the UTI segment and our business strategies.
Concorde
Compensation and related costs increased by $6.3 million for the year ended September 30, 2024 as compared to the prior year, primarily due to the inclusion of two additional months of expense in the current year and an increase in headcount to support our growth, diversification and optimization initiatives.
Advertising and marketing expense increased by $6.4 million for the year ended September 30, 2024, as compared to the prior year primarily due to the inclusion of two additional months of expense in the current year and to support overall growth in the student population. Advertising expense as a percentage of revenues decreased to 10.5% for the year ended September 30, 2024 as compared to 10.9% in the prior year.
Other selling, general and administrative expenses for Concorde for the year ended September 30, 2024 increased across all categories as the current year period includes two additional months of expenses compared to the prior year. This increase was also partially due to the continued integration of Concorde during 2024.
Corporate
Corporate compensation and related costs increased by $5.4 million for the year ended September 30, 2024 as compared to the prior year, primarily due to additional headcount hired to support our business strategies and higher expected achievement on our performance stock-based compensation awards.
Professional and contract services expense increased by $2.8 million for the year ended September 30, 2024 as compared to the prior year, due to an increase of $2.3 million in contract services primarily related to optimization and integration projects and an increase of $0.4 million in accounting and legal fees.
Other selling, general and administrative expenses decreased by $1.0 million for the year ended September 30, 2024 as compared to the prior year, primarily due to the completion of integration projects.
Other (expense) income, net
Other expense for the year ended September 30, 2024 was $2.7 million, compared to $3.3 million for the year ended September 30, 2023. The $2.7 million of other expense in fiscal 2024 is primarily comprised of $9.5 million of interest expense from our revolving credit facility and term loans, partially offset by interest income of $6.3 million.
Income taxes
Our income tax expense for the year ended September 30, 2024 was $14.2 million, or 25.3% of pre-tax income, compared to $5.8 million, or 31.9% of pre-tax income, for the year ended September 30, 2023. The effective income tax rate for the year ended September 30, 2024 differed from the federal statutory tax rate of 21% primarily due to non-deductible executive compensation, stock compensation, change in valuation allowance, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the year ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs, federal research and development tax credits and state and local income and franchise taxes. See Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Preferred stock dividends
As of September 30, 2024, no shares of the Series A Preferred Stock remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. As of September 30, 2023, 675,885 shares of Series A Convertible Preferred Stock were issued and outstanding. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we paid preferred stock cash dividends of $1.1 million and $5.1 million during the years ended September 30, 2024 and 2023, respectively. See

Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the preferred stock.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution for the years ended September 30, 2024 and 2023 of $40.9 million and $7.3 million, respectively.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. The amount of income allocated to the participating securities for the years ended September 30, 2024 and 2023 was $2.9 million and $2.7 million, respectively.
Net income available to common shareholders
After allocating the income to the participating securities, we had $38.0 million and $4.5 million of net income available to common shareholders for the years ended September 30, 2024 and 2023, respectively.
For a discussion of the financial results of operations for the year ended September 30, 2023 compared to the year ended September 30 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2023 Form 10-K filed with the SEC on December 1, 2023 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measures
Our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the years ended September 30, 2024, 2023 and 2022 were $88.7 million, $47.1 million and $38.8 million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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

EBITDA reconciles to net income as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Net income	$42,001	$12,322	$25,848
Interest expense (income), net	3,157	3,795	1,495
Income tax expense (benefit)	14,229	5,765	(5,407)
Depreciation and amortization	29,324	25,215	16,883
EBITDA	$88,711	$47,097	$38,819
Liquidity and Capital Resources

Overview of Liquidity

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth, diversification and optimization initiatives through the next fiscal year and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs in existing markets where we continue to optimize utilization of our campus facilities.

Our aggregate liquidity as of September 30, 2024 totaled $230.9 million and was comprised of cash and cash equivalents of $161.9 million and undrawn revolving credit facility capacity of $69.0 million. This represents an increase of $71.2 million from our total liquidity as of September 30, 2023.

Strategic Uses of Cash
We believe that uses of our cash resources may include consideration of strategic acquisitions and organic growth initiatives, purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, short-term investments, or available revolving credit facility capacity, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.
Long-term Debt
As of September 30, 2024, we had $126.1 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our revolving credit facility. Of the $126.1 million outstanding, $28.4 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the UTI Avondale, Arizona campus property purchased in December 2020. Approximately $36.9 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the purchase of the UTI Lisle, Illinois campus property in February 2022. Approximately $4.8 million relates to a finance lease for a campus within our Concorde segment. The remaining $56.0 million relates to funds drawn from the revolving credit facility that was secured in connection with the Concorde acquisition. During the fourth quarter of 2024, we increased the capacity of our revolving credit facility by $25.0 million to $125.0 million, adding an additional accordion feature. See Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the term loans and the revolving credit facility.
Dividends
We currently do not pay a cash dividend on our common stock. For our outstanding Series A preferred shares, we paid preferred stock cash dividends of $1.1 million and $5.1 million during the years ended September 30, 2024 and 2023, respectively. With the Series A Preferred Stock repurchase and subsequent conversion of remaining shares to common stock in December 2023, there will be no further dividend payments related to the Series A Preferred Stock going forward. See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the conversion of our preferred stock.

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
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2024, the total face amount of these surety bonds was approximately $22.9 million.
Operating Activities
Our net cash provided by operating activities was $85.9 million and $49.1 million for the years ended September 30, 2024 and 2023, respectively.
Net income, after adjustments for non-cash items, provided cash of $114.2 million for the year ended September 30, 2024. The non-cash items included $29.3 million for depreciation and amortization expense, $21.9 million for amortization of right-of-use assets for operating leases, $8.6 million for stock-based compensation expense, $7.5 million for provision for credit losses and $4.4 million of deferred taxes.
Changes in operating assets and liabilities for the year ended September 30, 2024 used cash of $28.3 million primarily due to the following:
•Changes in our operating lease liability as a result of rent payments used cash of $22.4 million.
•The increase in receivables used cash of $12.1 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•Changes in our accounts payable and accrued expenses due to the timing of payments provided cash of $13.2 million.
•The change in deferred revenue provided cash of $6.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2024 as compared to September 30, 2023.
•The increase in notes receivable used cash of $5.8 million and was primarily due to higher utilization of UTI’s proprietary loan program.
Net income, after adjustments for non-cash items, for the year ended September 30, 2023 provided cash of $71.8 million. The non-cash items included $25.2 million for depreciation and amortization expense, $20.6 million for amortization of right-of -use assets for operating leases, $4.6 million of deferred taxes, $3.8 million for stock-based compensation expense and $3.3 million for provision for credit losses.
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
Investing Activities

For the year ended September 30, 2024, net cash used in investing activities was $24.0 million. The cash outflow was primarily related to the purchase of property and equipment of $24.3 million to support new program expansions at both UTI and Concorde.

For the year ended September 30, 2023, net cash used in investing activities was $44.1 million. The cash outflow was primarily related to the purchase of property and equipment of $56.7 million. During the year ended September 30, 2023, we purchased three buildings and the associated land at our UTI Orlando, Florida campus for $26.2 million. Additionally, we had continued capital expenditures for further construction at the UTI Austin, Texas and Miramar, Florida campuses, and program expansion costs for both UTI and Concorde. Further, on December 1, 2022, we completed the acquisition of Concorde which resulted in $16.4 million of cash paid for acquisitions, net of cash acquired. Partially offsetting the cash outflows, is the $29.0 million in proceeds from maturities of held-to-maturity securities.
Financing Activities
For the year ended September 30, 2024, net cash used by financing activities was $51.3 million which was primarily related to $34.0 million in net payments on the revolving credit facility, or $75.0 million in payments offset by $41.0 million in proceeds. Additionally, $11.5 million was used to repurchase Series A Preferred Stock. See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the repurchase. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $2.2 million, the payment of long-term debt of $2.5 million, and the payment of preferred stock dividends of $1.1 million.

For the year ended September 30, 2023, net cash provided by financing activities was $81.8 million, which was primarily related to proceeds from our revolving credit facility of $90.0 million, offset by payment of preferred stock dividends of $5.1 million, and the repayment of long-term debt of $1.8 million.

For a discussion of our liquidity for the year ended September 30 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2023 Form 10-K filed with the SEC on December 1, 2023 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Share Repurchase Program

On December 10, 2020, our board of directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. We did not repurchase any shares under this plan during the years ended September 30, 2024, 2023, and 2022.

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

	Revenues
(Dollars shown in thousands)	Year Ended September 30,
	2024		2023		2022
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$174,695	23.8%	$120,004	19.8%	$105,075	25.1%
March 31	184,176	25.1%	163,820	27.0%	102,086	24.4%
June 30	177,458	24.2%	153,286	25.2%	100,966	24.1%
September 30	196,358	26.9%	170,298	28.0%	110,638	26.4%
Total fiscal year	$732,687	100.0%	$607,408	100.0%	$418,765	100.0%

The increase in revenues for each of the three months ended December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, as compared to the same periods in fiscal 2023, was due to an increase in student population during fiscal 2024.

The increase in revenues for each of the three months ended December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as compared to the same periods in fiscal 2022, was due to an increase in student population during fiscal 2023 primarily related to the acquisition of Concorde.

	Income from Operations
(Dollars shown in thousands)	Year Ended September 30,
	2024		2023		2022
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$14,231	24.2%	$4,448	20.8%	$13,578	60.7%
March 31	11,192	19.0%	5,949	27.8%	3,377	15.1%
June 30	7,446	12.6%	663	3.1%	1,954	8.7%
September 30	26,022	44.2%	10,339	48.3%	3,465	15.5%
Total fiscal year	$58,891	100.0%	$21,399	100.0%	$22,374	100.0%
The increase in income from operations for fiscal year 2024 was primarily due to increased revenues as a result of higher student population as well as continued execution of cost control measures.
The decrease in income from operations for fiscal year 2023 was primarily due to increased compensation related costs primarily due to an increase in headcount to support our growth, diversification and optimization initiatives.
Effect of Inflation
To date, inflation has not had a significant effect on our operations.
Critical Accounting Estimates
Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the proprietary loan program, and allowance for credit losses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
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
Revenue recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2024, 2023 and 2022, respectively, consisted of gross tuition.
The majority of the UTI programs are designed to be completed in 30 to 100 weeks. The UTI advanced training programs range from 8 to 26 weeks in duration. UTI also provides dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs. The majority of Concorde’s short and core programs are 8 to 36 weeks in duration, Concorde’s clinical programs are completed in 60 to 90 weeks. In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability on our consolidated balance sheets because it is expected to be earned within the next 12 months.
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments.

Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank. This program is currently offered to students at our UTI schools. Through the proprietary loan program, the bank originates the loans to the students who participate in this program for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.
Under the terms of the proprietary loan program, the bank originates loans for our students who meet specific criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 6% to 10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is generally up to 10 years.
Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. Our estimated collection rate includes historical collections from the past ten years as we determined that such population better represents our current expected collections and aligns with the typical term of the loan. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program.
Allowance for credit losses
We maintain an allowance for expected credit losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans, including retail installment contracts, to help students pay that portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed.
We use estimates that are subjective and require judgment in determining the allowance for credit losses, which represent an estimate of the lifetime expected credit losses inherent in our receivables as of each balance sheet date. We principally utilize historical percentages of uncollectible accounts, customer credit worthiness, and changes in payment history when evaluating the adequacy of the allowance for credit losses. We also monitor and consider external factors such as changes in the economic and regulatory environment. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lender. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our programs.
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
We invest our cash and cash equivalents in money market funds. As of September 30, 2024, we held $161.9 million in cash and cash equivalents. During the fiscal year ended September 30, 2024, we earned interest income of $6.3 million. As we have a conservative investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.
Details regarding our outstanding debt agreements are discussed in Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K. During the fiscal year ended September 30, 2024, we recorded interest expense of $9.5 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the variable rates would result in a $8.9 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreements. For a discussion of our hedging strategy related to interest rate risk, please refer to Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-46 of this report:
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC, the certifications of the Principal Executive Officer and the Principal Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

ITEM 9B. OTHER INFORMATION
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our Executive Officers and Board of Directors as of the filing of this report:

Name	Position
Jerome A. Grant	Chief Executive Officer
Christine C.S. Kline	Interim Chief Financial Officer and Chief Accounting Officer
Sherrell E. Smith	Executive Vice President, Chief Academic Officer
Christopher E. Kevane	Executive Vice President, Chief Legal Officer
Todd A. Hitchcock	Executive Vice President, Chief Strategy and Transformation Officer
Carolyn Frank	Senior Vice President, Chief Human Resources Officer
Lori B. Smith	Senior Vice President, Chief Information Officer
Tracy K. Lorenz	Senior Vice President, UTI Division President
Kevin Prehn	Senior Vice President, Concorde Division President

Name	Position
Robert T. DeVincenzi	Chairman of the Board
George W. Brochick	Director
Jerome A. Grant	Chief Executive Officer
LTG (R) William J. Lennox	Director
Shannon L. Okinaka	Director
Loretta L. Sanchez	Director
Christopher S. Shackelton	Director
Michael A. Slubowski	Director
Linda J. Srere	Director
Kenneth R. Trammell	Director
The remaining information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2024.

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

4.3
Rights Agreement, dated as of June 29, 2016, by and between the Registrant and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on June 30, 2016.)

4.4
Amendment to Rights Agreement, dated as of February 21, 2017, by and between the Registrant and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on February 21, 2017.)

4.5+	Description of Securities.
10.1*
Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.2*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.3*	Form of Severance Agreement between Registrant and certain executive officers. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2008.)
10.4*
Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended March 1, 2017). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 3, 2017.)

10.5.1*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 11, 2013.)

Exhibit Number	Description
10.5.2*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 10, 2014.)
10.5.3*	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.5.4*	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.4.4 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.5.5*	Form of Performance Cash Award Agreement. (Incorporated by reference to Exhibit 10.4.5 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.5.6*	Form of Performance Cash Award Agreement. (Incorporated by reference to Exhibit 10.4.6 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.6*	Form of Indemnification Agreement by and between the Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on August 6, 2014.)
10.7*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.8.1*	Offer Letter, dated as of August 2, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.8.2*	Addendum Letter, dated as of August 7, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.9*	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
10.10*	Universal Technical Institute, Inc. Severance Plan, as amended October 1, 2019, (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 24, 2019.)
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

10.15	Term Promissory Note, issued by the Company, dated May 12, 2021 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 12, 2021).
10.16	Deed of Trust, Security Agreement and Fixture Filing dated May 12, 2021 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on May 12, 2021).
10.17	Loan Agreement dated April 14, 2022, by and among 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.3 to the Form 10-Q dated May 5, 2022).
10.18
Guaranty dated April 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.4 to the Form 10-Q dated May 5, 2022).

10.19
Credit Agreement, dated as of November 18, 2022, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2022).

10.20
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

Exhibit Number	Description
10.22
First Amendment to Credit Agreement, dated August 16, 2023, by and among, Universal Technical Institute, Inc., and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 29, 2023).

10.23*
Universal Technical Institute, Inc., Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

10.24*
Form of Restricted Stock Unit Agreement under Amended and Restated 2021 Equity Incentive Plan effective as of March 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

10.25*
Form of Performance Unit Award Agreement under Amended and Restated 2021 Equity Incentive Plan effective as of March 7, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

10.26
Second Amendment to Credit Agreement, dated June 28, 2024, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association and the other loan parties thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 7, 2024).

10.27+	Third Amendment to Credit Agreement, dated September 26, 2024, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association and the other loan parties thereto.
19.1+	Insider Trading Policy
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. (Included on signature page.)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*
Universal Technical Institute, Inc. Recovery of Erroneously-Awarded Incentive Compensation Policy, adopted September 20, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Prior Report on Form 10-K dated December 1, 2023).

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

Date:	December 5, 2024	UNIVERSAL TECHNICAL INSTITUTE, INC.

		By:	/s/ Jerome A. Grant
Jerome A. Grant, Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome A. Grant and Christine C.S. Kline, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	December 5, 2024
Jerome A. Grant

/s/ Christine C.S. Kline	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer & Principal Accounting Officer)	December 5, 2024
Christine C.S. Kline

/s/ Robert T. DeVincenzi	Chairman of the Board	December 5, 2024
Robert T. DeVincenzi

/s/ George W. Brochick	Director	December 5, 2024
George W. Brochick

/s/ William J. Lennox, Jr.	Director	December 5, 2024
William J. Lennox, Jr.

/s/ Shannon L. Okinaka	Director	December 5, 2024
Shannon L. Okinaka

/s/ Loretta L. Sanchez	Director	December 5, 2024
Loretta L. Sanchez

/s/ Christopher S. Shackelton	Director	December 5, 2024
Christopher S. Shackelton

/s/ Michael A. Slubowski	Director	December 5, 2024
Michael A. Slubowski

/s/ Linda J. Srere	Director	December 5, 2024
Linda J. Srere

/s/ Kenneth R. Trammell	Director	December 5, 2024
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Universal Technical Institute, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated December 5, 2024, expressed an unqualified opinion on those financial statements.
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
December 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Universal Technical Institute, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenues - Proprietary Loan Program Revenue Recognition - Refer to Note 2 in the FY 2024 Form 10K
Critical Audit Matter Description
The portion of tuition revenue related to the Company’s proprietary loan program is considered a form of variable consideration, in accordance with ASC 606, Revenue from Contracts with Customers. The Company estimates the amount it expects to collect on these loans by calculating the amount due compared to historical loan collections over the past 10 years, and recognizes that amount of estimated revenue over the student’s program, resulting in a Notes Receivable balance of $42.5 million as of September 30, 2024. We identified the expected collection rate for the proprietary loan program as a critical audit matter, because the Company evaluates the collection rate of its outstanding loans each quarter, which requires significant management judgment. The Company currently uses the actual collection experience over the past 10 years to determine the expected collection rate.
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
•Evaluated the reasonableness of the length of historical collection experienced used by comparing it to the weighted average term of the portfolio of loans.
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
December 5, 2024

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)

	September 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$161,900	$151,547
Restricted cash	5,572	5,377
Receivables, net	31,096	25,161
Notes receivable, current portion	6,200	5,991
Prepaid expenses	11,945	9,412
Other current assets	5,238	7,497
Total current assets	221,951	204,985
Property and equipment, net	264,797	266,346
Goodwill	28,459	28,459
Intangible assets, net	18,229	18,975
Notes receivable, less current portion	36,267	30,672
Right-of-use assets for operating leases	158,778	176,657
Deferred tax assets	3,563	3,768
Other assets	12,531	10,823
Total assets	$744,575	$740,685
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$83,866	$69,941
Deferred revenue	92,538	85,738
Operating lease liability, current portion	22,210	22,481
Long-term debt, current portion	2,697	2,517
Other current liabilities	3,652	4,023
Total current liabilities	204,963	184,700
Deferred tax liabilities	4,696	663
Operating lease liability	146,831	165,026
Long-term debt	123,007	159,600
Other liabilities	4,847	4,729
Total liabilities	484,344	514,718
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 53,899 and 34,157 shares issued, and 53,817 and 34,075 shares outstanding as of September 30, 2024 and 2023, respectively	5	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 0 and 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share as of September 30, 2024 and 2023, respectively	—	—
Paid-in capital - common	220,976	151,439
Paid-in capital - preferred	—	66,481
Treasury stock, at cost, 82 shares as of September 30, 2024 and 2023	(365)	(365)
Retained earnings	38,509	5,946
Accumulated other comprehensive income	1,106	2,463
Total shareholders’ equity	260,231	225,967
Total liabilities and shareholders’ equity	$744,575	$740,685
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Revenues	$732,687	$607,408	$418,765
Operating expenses:
Educational services and facilities	384,529	329,870	207,233
Selling, general and administrative	289,267	256,139	189,158
Total operating expenses	673,796	586,009	396,391
Income from operations	58,891	21,399	22,374
Other (expense) income:
Interest income	6,314	5,861	507
Interest expense	(9,471)	(9,656)	(2,002)
Other income (expense)	496	483	(438)
Total other (expense) income, net	(2,661)	(3,312)	(1,933)
Income before income taxes	56,230	18,087	20,441
Income tax (expense) benefit	(14,229)	(5,765)	5,407
Net income	42,001	12,322	25,848
Preferred stock dividends	(1,097)	(5,069)	(5,159)
Income available for distribution	40,904	7,253	20,689
Income allocated to participating securities	(2,855)	(2,712)	(7,847)
Net income available to common shareholders	$38,049	$4,541	$12,842

Earnings per share (See Note 20):
Net income per share - basic	$0.77	$0.13	$0.39
Net income per share - diluted	$0.75	$0.13	$0.38

Weighted average number of shares outstanding:
Basic	49,429	33,985	33,218
Diluted	50,851	34,479	33,743

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2024	2023	2022
Net income	$42,001	$12,322	$25,848
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of taxes	(1,357)	250	2,492
Comprehensive income	$40,644	$12,572	$28,340

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	25,848	—	25,848
Issuance of common stock under stock-based compensation plans	300	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(82)	—	—	—	(651)	—	—	—	—	—	(651)
Stock-based compensation	—	—	—	—	4,337	—	—	—	—	—	4,337
Preferred stock conversion	724	—	(24)	—	2,372	(2,372)	—	—	—	—	—
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,159)	—	(5,159)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	2,492	2,492
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	12,322	—	12,322
Issuance of common stock under stock-based compensation plans	410	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(110)	—	—	—	(781)	—	—	—	—	—	(781)
Stock-based compensation	—	—	—	—	3,848	—	—	—	—	—	3,848
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,069)	—	(5,069)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	250	250
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	42,001	—	42,001
Issuance of common stock under employee plans	634	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(189)	—	—	—	(2,227)	—	—	—	—	—	(2,227)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,560	—	—	—	—	—	8,560
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(1,357)	(1,357)
Balance at September 30, 2024	53,899	$5	—	$—	$220,976	$—	(82)	$(365)	$38,509	$1,106	$260,231
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$42,001	$12,322	$25,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,324	25,215	16,884
Amortization of right-of-use assets for operating leases	21,861	20,604	15,893
Intangible asset impairment expense	—	—	2,000
Provision for credit losses	7,547	3,319	2,510
Stock-based compensation	8,560	3,848	4,337
Deferred income taxes	4,439	4,636	(6,014)
Training equipment credits earned, net	1,371	1,375	180
Unrealized (loss) gain on interest rate swaps, net of taxes	(1,357)	250	2,492
Other losses, net	431	276	663
Changes in assets and liabilities:
Receivables	(12,123)	(4,194)	564
Notes receivable	(5,804)	(791)	252
Prepaid expenses and other current assets	(3,651)	(2,013)	(1,737)
Other assets	(1,418)	740	(1,673)
Accounts payable, accrued expenses and other current liabilities	13,195	(5,718)	7,115
Deferred revenue	6,800	11,370	(5,268)
Income tax payable/receivable	(2,066)	(908)	222
Operating lease liability	(22,449)	(20,474)	(13,952)
Other liabilities	(766)	(709)	(4,285)
Net cash provided by operating activities	85,895	49,148	46,031
Cash flows from investing activities:
Purchase of property and equipment	(24,298)	(56,685)	(79,450)
Purchase of held-to-maturity investments	—	—	(28,821)
Proceeds received upon maturity of investments	—	29,000	—
Proceeds from insurance policy	296	—	—
Cash paid for acquisitions, net of cash acquired	—	(16,381)	(26,514)
Return of capital contribution from unconsolidated affiliate	—	—	188
Net cash used in investing activities	(24,002)	(44,066)	(134,597)
Cash flows from financing activities:
Proceeds from revolving credit facility	41,000	90,000	—
Proceeds from term loans	—	—	38,000
Debt issuance costs related to long-term debt	—	(516)	(378)
Payment of term loans and finance leases	(2,518)	(1,788)	(19,227)
Payments on revolving credit facility	(75,000)	—	—
Payment of preferred stock cash dividend	(1,097)	(5,069)	(5,159)
Preferred share repurchase	(11,503)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	(2,227)	(781)	(651)
Net cash (used in) provided by financing activities	(51,345)	81,846	12,585
Change in cash, cash equivalents and restricted cash	10,548	86,928	(75,981)
Cash and cash equivalents, beginning of period	151,547	66,452	133,721
Restricted cash, beginning of period	5,377	3,544	12,256
Cash, cash equivalents and restricted cash, beginning of period	156,924	69,996	145,977
Cash and cash equivalents, end of period	161,900	151,547	66,452
Restricted cash, end of period	5,572	5,377	3,544
Cash, cash equivalents and restricted cash, end of period	$167,472	$156,924	$69,996

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended September 30,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$10,683	$658	$859
Interest paid	10,391	9,069	1,937
Training equipment obtained in exchange for services	1,130	1,082	1,454
Depreciation of training equipment obtained in exchange for services	625	692	918
Change in accrued capital expenditures during the period	(2,479)	3,621	(2,592)
Conversion of Series A Preferred Stock	63,206	—	—
CARES Act funds received for student emergency grants (See Note 24)	—	—	6,689
CARES Act funds disbursed for student emergency grants (See Note 24)	—	—	(6,919)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 - Business Description

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. Our reporting structure has two reportable segments (also referred to as “divisions”) as follows:
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
Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Acquisitions” for additional information.
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

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the proprietary loan program, allowance for credit losses, investments, property and equipment, goodwill recoverability, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, deferred tuition, and debt approximates their respective fair value as of September 30, 2024 and 2023 due to the short-term nature of these instruments or variable interest rates which approximate market rates.
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
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank. This program is currently offered to students at our UTI schools. Through the proprietary loan program, the bank originates the loans to the students who participate in this program for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.
Under the terms of the proprietary loan program, the bank originates loans for our selected UTI students who meet specific criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 6% to 10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. Current repayment terms are generally up to 10 years.
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
All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense in the consolidated statements of operations and were approximately $1.2 million, $1.0 million, and $1.1 million for the years ended September 30, 2024, 2023, and 2022, respectively.
The portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. These amounts are presented as “Notes receivable, current portion” and “Notes receivable, less current portion” on our consolidated balance sheets. Estimating the collection rate requires significant management judgment. Our estimated collection rate includes historical collections from the past ten years as we determined that such population best represents our current expected collections and aligns with the typical term of the loan. The estimated amount is determined at the inception of the contract, and we recognize the related revenue as the student progresses through school. As the loan is repaid, after graduation typically, the amount reserved based on the collection rate is reduced and additional revenue could be recognized. Each reporting period, we update our assessment of the variable collection rate associated with the proprietary loan program.
Retail Installment Contract Receivables
Both Concorde and UTI offer certain students retail installment contracts as a payment vehicle for the portion of the tuition that is not covered by federal student financial aid or other funding sources. The retail installment contracts are due from current and former students, are generally due over a period of up to five years, and bear interest at market rates ranging from

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
0 percent to 15 percent. Starting in fiscal year 2023, retail installment contracts are being issued at interest rates between 0 percent to 9 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts. Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our consolidated balance sheets.
Allowance for Credit Losses
We maintain an allowance for credit losses for expected credit losses resulting from the inability, failure or refusal of our students to make required payments. As previously noted, we offer a variety of payment plans to help students pay the portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for credit losses. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance is adequate, if the financial condition of our students deteriorates, resulting in their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and record the impairment as an operating expense in the period in which the determination is made. There were no impairment charges recorded for property and equipment for the years ended September 30, 2024, 2023 and 2022.
Goodwill and Intangible Assets
Our goodwill balance of $28.5 million as of September 30, 2024 resulted from our MMI, MIAT and Concorde acquisitions. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. We also have both indefinite and definite-lived intangible assets, which primarily consist of purchased intangibles such as accreditations and regulatory approvals, trademarks and trade names, and curriculum. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
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
Determining the fair value of a reporting unit or indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. Based on our qualitative assessment, there were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of September 30, 2024.
See Note 9 and Note 10 for additional details on our goodwill and intangible assets.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded liability related to self-insurance plans was $4.8 million as of September 30, 2024 and are included in accrued compensation and benefits within “Accounts payable and accrued expenses”.
Leases
We lease the majority of our administrative and educational facilities under operating lease agreements. ASC Topic 842, Leases (“ASC 842”) requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases which are defined as those less than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations.

To determine if a contract is or contains a lease, we consider whether (1) explicitly or implicitly identified assets have been deployed in the contract and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract. If we determine a contract is, or contains, a lease, we assess whether the contract contains multiple lease components. We consider a lease component to be separate from other lease components in the contract if (a) we can benefit from the right of use either on its own or together with other resources that are readily available to us and (b) the right of use is neither highly dependent on nor highly interrelated with the other right(s) to use underlying assets in the contract. In contracts involving the use of real estate, we separate the right to use land from other underlying assets unless the effect of separating the land is insignificant to the resulting lease accounting. We have elected to account for the lease and non-lease components as a single lease component.

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
The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the consolidated statements of operations, with the exception of interest on finance lease liabilities, which is included in “Interest expense.”
For all our leases the discount rate implicit in the lease is not readily determinable. Therefore, we use our incremental borrowing rate for each lease to determine the present value of the lease. We calculate the incremental borrowing rate

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
applicable to each lease through a model that represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate applied to each lease is based on the remaining term of the lease. See Note 11 for additional disclosures on our leases.
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
See Note 14 for additional disclosures related to our derivative financial instruments.
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2024, 2023 and 2022, respectively, consisted of gross tuition. See Note 5 for further information on our revenues.
Advertising and Marketing Costs
Costs related to advertising and marketing are expensed as incurred and totaled approximately $78.3 million, $72.2 million, and $54.5 million for the years ended September 30, 2024, 2023, and 2022, respectively.
Stock-Based Compensation
We issue stock-based compensation awards to certain members of management as well as our non-employee directors. We granted restricted stock units with service only conditions (“RSUs”) and restricted stock units with both service and performance conditions (“Performance PSUs”) during the year ended September 30, 2024. We granted RSUs and restricted stock units with service, performance, and market conditions (“Market PSUs”) during the years ended September 30, 2023 and 2022. We did not grant any stock options during the years ended September 30, 2024, 2023 or 2022. Shares issued under our equity compensation plans are new shares.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Compensation expense associated with RSUs is measured based on the grant date fair value of our common stock and recognized on straight-line basis over the requisite service period, which is generally the vesting period.
The fair value of Performance PSUs is measured based on the grant date fair value of our common stock.
We estimate the fair value of Market PSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested.
For Performance PSUs and Market PSUs (collectively “PSUs”), actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period. The fair value of the PSUs is amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted on a quarterly basis for the anticipated or actual achievement against the established performance condition.
Stock-based compensation expense of $8.6 million, $3.8 million and $4.4 million was recorded for the years ended September 30, 2024, 2023 and 2022, respectively. The tax benefit related to stock-based compensation recognized was $2.1 million, $1.0 million, and $1.1 million for the years ended September 30, 2024, 2023 and 2022, respectively. See Note 19 for further discussion.
Income Taxes
We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. See Note 15 for additional details.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables. We do also on occasion invest in short-term held-to-maturity investments.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. As of September 30, 2024, we held cash and cash equivalents of $161.9 million and restricted cash of $5.6 million. There were no short-term held-to-maturity investments outstanding as of September 30, 2024.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 78% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs and various veterans’ benefits programs for the year ended September 30, 2024 as calculated under the 90/10 rule.
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
Reclassifications
During fiscal 2023, in coordination with the integration of Concorde, we began to reassess our operating model to determine the optimal structure to achieve future growth goals and support the business. In furtherance of the foregoing, we executed an internal reorganization of our operations to fully transition our operating and reporting model to support a multi-divisional business. Each of the reportable segments now has dedicated accounting, finance, information technology, and human resources teams. Additionally, certain human resources and information technology costs that benefit the entire organization are now allocated across the UTI, Concorde and Corporate segments each period based upon relative headcount. As a result, additional costs have moved from the Corporate segment into the UTI segment and to a lesser extent the Concorde segment, as resources were redirected to support each segment’s objectives. Due to these changes in allocation methodology, the segment disclosures in Note 22 for the and year ended September 30, 2023 and 2022 have been recast from the prior years presentation for comparability to the current year presentation.

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

Effective in Fiscal 2028
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. We are currently evaluating the impact this ASU may have on our financial statement disclosures.
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
Under the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde, Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.9 million of net adjustments including the post-closing working capital adjustment, for total cash consideration paid of $48.1 million. As a result of the transactions contemplated by the Purchase Agreement, Concorde is now a wholly-owned subsidiary of the Company. We funded the consideration paid for Concorde by the Revolving Credit Facility entered into on November 18, 2022. See Note 13 for further details on the Revolving Credit Facility.
In connection with the acquisition, we incurred total transaction costs of $5.3 million, of which $3.0 million was incurred during the year ended September 30, 2022 and $2.3 million was incurred during the year ended September 30, 2023. These costs are included in “Selling, general and administrative” expenses in the consolidated statements of operations for the applicable period.
Allocation of the purchase price
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our valuation estimates of the fair values as of the acquisition date. As of December 1, 2023, the fair value and the purchase price allocation are considered final.
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
Since September 30, 2023, we further adjusted the purchase price allocation by approximately $0.1 million for income taxes receivable and approximately $0.6 million for deferred income taxes due to completing and filing the final stub period income tax return for Concorde, which results in a $0.7 million adjustment to property and equipment. These adjustments did not have a material impact on the financial statements since the date of acquisition.
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
Pro forma financial information
The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2020:

	Twelve Months Ended
	September 30, 2023	September 30, 2022
Revenue	$643,429	$618,949
Net income	12,749	28,173

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets and the finance lease asset had been applied from October 1, 2020, with the related tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the Revolving Credit Facility issued to fund the acquisition (see Note 13). Lastly, the unaudited pro forma financial information includes adjustments to reflect the reduction in depreciation expense assuming the fair value adjustments to property and equipment assets had been applied from October 1, 2020.
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
(1)     During the fourth quarter of 2022, in conjunction with our growth and diversification initiatives, we completed a branding study and determined that the useful life of the MIAT trademarks and trade name was no longer indefinite, and a four-year finite useful life was more appropriate. We completed the required impairment testing when changing from an indefinite to a finite useful life for an intangible asset and determined that the carrying value of the MIAT trademarks

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
and trade name exceeded its fair value. We determined the fair value of intangible asset to be $1.0 million as of September 30, 2022 using the relief from royalty method and recorded an intangible asset impairment charge of $2.0 million during the year ended September 30, 2022. During the fourth quarter of 2024, we determined it would be appropriate to further shorten the remaining useful life by one year of this trade name given the Company’s rebranding plans.
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
The majority of the UTI programs are designed to be completed in 30 to 100 weeks. The UTI advanced training programs range from 8 to 26 weeks in duration and are completed subsequent to satisfying the core UTI program requirements. UTI also provides dealer technician training or instructor staffing services to manufacturers. The majority of Concorde’s short and core programs are 8 to 36 weeks in duration and are billed in full at the start of the program. Clinical programs are 60 to 90 week programs that are billed by academic term. Revenues for both divisions are recognized as transfer of the services occurs. In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs.
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
Revenues from our Proprietary Loan Program
As previously described in Note 2, certain UTI students participate in a proprietary loan program that extends repayment terms for their tuition beyond the time that they are in school. We purchase said loans from the lender. Based on historical collection rates, we believe at least a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue as variable consideration under the effective interest method required by the loan based on the amount we expect to collect, and we recognize these revenues ratably over the term of the course or program offered.
Contract Balances
Contract assets primarily relate to our rights to consideration for a student’s progress through our training program in relation to our services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. We do not have any contract assets that have not transferred to a receivable for either of the reporting periods. Our deferred revenue is considered a contract liability and primarily relates to our enrollment agreements where we received payments for tuition, but we have not yet delivered the related training programs to satisfying the related performance obligations. The advance consideration received from students or Title IV funding is deferred revenue until the training program has been delivered to the students.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	September 30,
	2024	2023
Receivables (1)	$72,080	$59,863
Deferred revenue	92,538	85,738
(1)     Receivables, net of allowances, includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the year ended September 30, 2024, the deferred revenue balance included decreases for revenues recognized during the period, offset by increases related to new students who started their training programs during the period.
Note 6 - Receivables, net
Receivables, net consist of the following:

	September 30,
	2024	2023
Tuition and fees receivables	$35,290	$29,616
Tax receivables	2,333	740
Other receivables	3,849	3,858
Total receivables	41,472	34,214
Less: allowance for credit losses	(10,376)	(9,053)
Receivables, net	$31,096	$25,161
The allowance for credit losses is estimated using our expected uncollectible loss rate applied to the receivable balances for students who are no longer attending school due to graduation or withdrawal or who are in school and have receivable balances in excess of financial aid available to them. We write off receivable balances against the allowance for credit losses at the time we transfer the balance to a third-party collection agency.
The following table summarizes the activity for our allowance for credit losses for the years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Balance at beginning of period	$9,053	$5,634	$2,787
Additions due to opening balance of Concorde acquisition	—	6,740	—
Additions due to opening balance of MIAT acquisition	—	—	1,682
Provision for credit losses	7,547	3,319	2,510
Write-offs of credit losses, net of recoveries	(6,224)	(6,640)	(1,345)
Balance at end of period	$10,376	$9,053	$5,634

The long-term portion of the retail installment contract receivables and related allowance for credit losses is presented in “Other assets” on our consolidated balance sheets and consists of the following:

	September 30,
	2024	2023
Long-term receivables	$8,461	$5,927
Less: allowance for credit losses	(1,956)	(1,445)
Long-term receivables, net	$6,505	$4,482

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$94,772	$94,772	$—	$—
Notes receivable(2)	42,467	—	—	42,467
Total assets at fair value on a recurring basis	$137,239	$94,772	$—	$42,467

Revolving credit facility and term loans (3)	121,319	—	121,319	—
Total liabilities at fair value on a recurring basis	$121,319	$—	$121,319	$—

		Fair Value Measurements Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$29,687	$29,687	$—	$—
Notes receivable(2)	36,663	—	—	36,663
Total assets at fair value on a recurring basis	$66,350	$29,687	$—	$36,663

Revolving credit facility and term loans (3)	156,991	—	156,991	—
Total liabilities at fair value on a recurring basis	$156,991	$—	$156,991	$—
(1)    Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” on our consolidated balance sheets as of September 30, 2024 and 2023.
(2)    Notes receivable relate to the proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” on our consolidated balance sheets as of September 30, 2024 and 2023. See Note 2 for further discussion over the proprietary loan program.
(3) The revolving credit facility and term loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 8 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30,
		2024	2023
Land	—	$25,601	$25,601
Building and building improvements	3-30	165,667	160,920
Leasehold improvements	1-20	94,473	87,525
Training equipment	3-10	119,171	110,292
Office and computer equipment	3-10	36,454	37,251
Curriculum development	3-5	5,127	2,478
Software developed for internal use	1-5	13,045	12,573
Vehicles	5	1,546	1,406
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	6,314	9,061
		473,001	452,710
Less: accumulated depreciation and amortization		(208,204)	(186,364)
Property and equipment, net		$264,797	$266,346
Depreciation expense related to property and equipment was $28.6 million and $24.6 million for years ended September 30, 2024 and 2023, respectively.
Note 9 - Goodwill
Our goodwill balance of $28.5 million as of September 30, 2024 and 2023 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill for the years ended September 30, 2024 and 2023 are presented in the table below.

	Year ended September 30,
	2024	2023
Balance at beginning of period	$28,459	$16,859
Additions to goodwill for acquisition of Concorde	$—	$11,600
Balance at end of period	$28,459	$28,459
Of the $28.5 million recorded as goodwill as of September 30, 2024 and 2023, $16.9 million relates to the UTI reporting unit and $11.6 million relates to the Concorde reporting unit.
Note 10 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for intangible assets subject to amortization as of September 30, 2024:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(1,066)	876	4.33
Curriculum	1,800	(747)	1,053	3.00
Total	$20,042	$(1,813)	$18,229	3.60

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that were subject to amortization as of September 30, 2023:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(680)	1,262	5.17
Curriculum	1,800	(387)	1,413	3.98
Total	$20,042	$(1,067)	$18,975	4.54
Amortization expense for the year ended September 30, 2024, 2023, and 2022 was $0.7 million, $0.6 million, and $0.1 million, respectively.

Intangible assets subject to amortization as of September 30, 2024, will be amortized as follows:

	2025	2026	2027	2028	2029	Thereafter
Estimated future amortization expense	$877	$410	$337	$97	$50	$158

Of the $18.2 million net book value recorded as intangible assets as of September 30, 2024, $4.8 million relates to the Concorde asset group and $13.4 million relates to the UTI asset group. The weighted average remaining useful lives are calculated based on the net book value and the remaining amortization period of each respective intangible asset.

Note 11 - Leases

As of September 30, 2024, we have facility leases at 29 of our 33 campuses and two non-campus locations under non-cancelable operating or finance leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. Our facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of September 30, 2024, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our consolidated balance sheets.

The components of lease expense during the years ended September 30, 2024, 2023, and 2022 are presented below. The operating lease expense excludes expense for short-term leases not accounted for under ASC 842, which was not significant for the years ended September 30, 2024, 2023, or 2022.

	Year ended September 30,
Lease Expense	2024	2023	2022
Operating lease expense	$30,394	$29,450	$22,424
Finance lease expense:
Amortization of leased assets	908	779	72
Interest on lease liabilities	311	296	2
Variable lease expense	10,805	8,725	5,469
Sublease income	(118)	(114)	(155)
Total net lease expense	$42,300	$39,136	$27,812

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Supplemental balance sheet, cash flow and other information related to our leases was as follows:

		September 30,
Leases	Classification	2024	2023
Assets:
Operating lease assets	Right-of-use assets for operating leases	$158,778	$176,657
Finance lease assets	Property and equipment, net(1)	3,937	4,846
Total leased assets		$162,715	$181,503

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$22,210	$22,481
Finance lease liabilities	Long-term debt, current portion	934	844
Noncurrent
Operating lease liabilities	Operating lease liability	146,831	165,026
Finance lease liabilities	Long-term debt	3,834	4,757
Total lease liabilities		$173,809	$193,108

(1)     The finance lease assets and liabilities as of September 30, 2024 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $1.7 million and $0.8 million as of September 30, 2024 and 2023, respectively.

	September 30,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	7.14	7.91
Finance leases	4.33	5.33

Weighted average discount rate:
Operating leases	4.87%	4.76%
Finance leases	6.02%	6.02%

	Year ended September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,449	$20,474	$13,952
Financing cash flows from finance leases	845	696	73

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$3,982	$4,568	$3,313

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Maturities of lease liabilities were as follows:

	As of September 30, 2024
Years ending September 30,	Operating Leases	Finance Leases
2025	$29,712	$1,190
2026	30,059	1,226
2027	28,565	1,263
2028	26,743	1,301
2029	26,032	439
2030 and thereafter	58,837	—
Total future minimum lease payments	199,948	5,419
Less: interest	(30,907)	(651)
Present value of lease liabilities	169,041	4,768
Less: current lease liabilities	(22,210)	(934)
Long-term lease liabilities	$146,831	$3,834

Note 12 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30,
	2024	2023
Accounts payable	$26,273	$14,438
Accrued compensation and benefits	35,660	36,332
Accrued tool sets	4,807	4,096
Other accrued expenses	17,126	15,075
Accounts payable and accrued expenses	$83,866	$69,941

Note 13 - Debt

	September 30, 2024			September 30, 2023
	Interest Rate	Maturity Date	Carrying Value of Debt (6)	Carrying Value of Debt (6)
Revolving Credit Facility(1)	6.81%	Nov 2027	$56,000	$90,000
Avondale Term Loan(2)	7.24%	May 2028	28,390	29,251
Lisle Term Loan(3)	7.20%	Apr 2029	36,929	37,740
Finance lease(4)	6.02%	Jan 2029	4,768	5,601
Total debt			126,087	162,592
Debt issuance costs presented with debt (5)			(383)	(475)
Total debt, net			125,704	162,117
Less: current portion of long-term debt			(2,697)	(2,517)
Long-term debt			$123,007	$159,600
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at annual rate equal to Term SOFR plus a margin of 1.85%.
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
(4)    The finance lease balance as of September 30, 2024 is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 11 for additional details on our finance leases.
(5)    The unamortized debt issuance costs as of September 30, 2024 relate to the Avondale Term Loan and the Lisle Term Loan.
(6)    The Revolving Credit Facility, Avondale Term Loan, Lisle Term Loan and finance leases bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

Revolving Credit Facility

On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility with Fifth Third Bank (the “Credit Facility” or “Revolving Credit Facility”), which includes a $20.0 million sub facility that is available for letters of credit, for a term of three years.

This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Credit Facility and with the outstanding principal due and payable at maturity. Borrowings under the Credit Facility can bear interest at a variable rate of either (a) the greater of 3.50% or the lender’s Prime rate or (b) either one-month or three-month Term SOFR plus an adjustment of 0.10-0.15%. Any borrowings will also have an applicable margin that varies from 1.75% up to 2.25% based on our total leverage ratio at the time of the borrowing. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which have been recorded in “Other assets” on the consolidated balance sheets as of September 30, 2024. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde Acquisition. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility, which expired in March 2024.

On September 26, 2024, the Credit Facility was amended to increase the commitment amount to $125.0 million and extend the maturity date to November 30, 2027. We also have the option to request an increase of up to an additional $25.0 million, subject to the lender’s discretion to grant such increase. Under the amended agreement, advances made under the Credit Facility bear interest at per annum rate equal to (i) the Tranche Rate (Term SOFR), (ii) the Daily Simple SOFR rate, or (iii) the Base Rate. In each case a SOFR rate is selected, an applicable margin that varies from 1.85% up to 2.35%, based on our then-current total leverage ratio, is applied. In executing the amendment, we incurred $0.3 million in debt issuance costs which have been recorded in “Other assets” on the consolidated balance sheets as of September 30, 2024.

During the year ended September 30, 2024, we made payments on the Credit Facility of $75.0 million and we received proceeds of $41.0 million at a base interest rate of 8.0%. The remaining availability under the Credit Facility as of September 30, 2024 was $69.0 million.
In October 2024, we used cash on hand to pay $5.0 million on the Credit Facility, which increased the availability under the Credit Facility to $74.0 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Debt Covenants
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility, the Avondale Term Loan and the Lisle Term Loan. As of September 30, 2024, we were in compliance with all debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for each year through the period ended September 30, 2029, and thereafter were as follows at September 30, 2024:

Maturity	Revolving Credit Facility & Term Loans	Finance Leases	Total
2025	$1,763	$934	$2,697
2026	1,837	1,029	2,866
2027	57,909	1,131	59,040
2028	26,610	1,239	27,849
2029	33,200	435	33,635
2030 and thereafter	—	—	—
Subtotal	121,319	4,768	126,087
Debt issuance costs presented with debt	(383)	—	(383)
Total	$120,936	$4,768	$125,704

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
On April 14, 2022, in connection with the Lisle Term loan described in Note 13, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). On April 14, 2022, the Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of September 30, 2024, we estimate that $0.5 million will be reclassified to “Interest expense” within the next twelve months. As of September 30, 2024, the notional amounts of the Avondale Swap and Lisle Swap were approximately $14.2 million and $18.5 million, respectively.

Fair Value of Derivative Instruments

The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2), both of which are designated as cash flow hedges, and the related classification on the consolidated balance sheets as of September 30, 2024 and 2023:

	September 30,
Interest Rate Swaps	2024	2023
Other current assets	$497	$957
Other assets	726	2,075
Total fair value of assets designated as hedging instruments	$1,223	$3,032

Effect of Cash Flow Hedge Accounting on the Consolidated Statement of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the consolidated statements of operations and accumulated other comprehensive income for the years ended September 30, 2024, 2023 and 2022:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended September 30, 2024
Avondale and Lisle Swaps	$(291)	$1,066

	Year Ended September 30, 2023
Avondale and Lisle Swaps	$(1,169)	$(835)

	Year Ended September 30, 2022
Avondale and Lisle Swaps	$2,787	$(192)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 15 - Income Taxes
The components of income tax (expense) benefit for the years ended September 30, 2024, 2023 and 2022 are as follows:

	Year Ended September 30,
	2024	2023	2022
Current (expense) benefit:
United States federal	$(6,256)	$(97)	$(17)
State	(2,629)	(1,032)	(1,065)
Total current (expense) benefit	(8,885)	(1,129)	(1,082)
Deferred (expense) benefit:
United States federal	(4,682)	(4,190)	2,380
State	(662)	(446)	4,109
Total deferred (expense) benefit	(5,344)	(4,636)	6,489
Total income tax (expense) benefit	$(14,229)	$(5,765)	$5,407
The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21% to pre-tax income for the years ended September 30, 2024, 2023 and 2022. The reasons for the differences are as follows:

	Year Ended September 30,
	2024	2023	2022
Income tax expense at statutory rate	$(11,808)	$(3,798)	$(4,293)
State income taxes, net of federal tax benefit	(2,611)	(1,188)	(1,356)
Excess officers compensation	(659)	(387)	(276)
Transaction Costs	—	(479)	—
Adjustment to deferred taxes	(801)	(322)	(345)
R&D Credits Generated	500	546	—
Decrease in valuation allowance	808	236	12,075
Other, net	342	(373)	(398)
Total income tax (expense) benefit	$(14,229)	$(5,765)	$5,407
The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2024	2023
Gross deferred tax assets:
Operating lease liability	$42,749	$47,349
Deferred compensation	596	558
Accrued compensation	2,497	2,636
Accrued tool sets	1,255	1,069
Other reserves and accruals	5,750	4,464
Deferred revenue	3,501	4,733
Net operating losses	5,044	9,232
Tax credit carryforwards	632	929
Capitalized R&D costs	3,085	3,109

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	September 30,
	2024	2023
Charitable contribution carryovers	628	1,223
Deductions limited by Section 382	—	5
Other	86	84
Valuation allowance	(2,012)	(3,192)
Total gross deferred tax assets	63,811	72,199
Gross deferred tax liabilities:
Right of use assets for operating leases	(40,189)	(44,726)
Amortization of goodwill and intangibles	(5,513)	(5,540)
Depreciation and amortization of property and equipment	(17,401)	(16,829)
Prepaid and other expenses deductible for tax	(1,535)	(1,241)
Other comprehensive income	(306)	(758)
Total gross deferred tax liabilities	(64,944)	(69,094)
Net deferred tax (liabilities) assets	$(1,133)	$3,105
The following table summarizes the activity for the valuation allowance for the years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Balance at beginning of period	$3,192	$1,200	$13,492
Reductions to income tax	—	(236)	(12,075)
Write-offs/Adjustments(1)	(1,180)	2,228	(217)
Balance at end of period	$2,012	$3,192	$1,200
(1) The fiscal year 2024 balance primarily relates to finalizing the purchase accounting for the Concorde acquisition.
We had a valuation allowance of $2.0 million and $3.2 million against the deferred tax assets as of September 30, 2024 and 2023, respectively, based on our assessment of the ability to utilize the deferred tax assets. The change in valuation allowance during the year is primarily a result of purchase accounting in conjunction with the Concorde acquisition. We continue to maintain a valuation allowance on certain federal and state attributes for which we determined that it was more likely than not that a benefit will not be realized prior to expiration. In assessing whether a valuation allowance was required, we considered the weight of all available positive and negative evidence.
As of September 30, 2024, we had approximately $13.5 million and $70.8 million in net operating losses for federal and state tax purposes, respectively. The federal net operating losses can be carried forward indefinitely, while the state net operating losses will expire at various dates through 2044 if not utilized or carried forward indefinitely.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity related to the gross unrecognized tax benefits for the fiscal years ended September 30, 2024 and 2023:

	Year Ended September 30,
	2024	2023
Balance at beginning of period	$496	$387
Increases relates to current year tax positions	100	109
Balance at end of period	$596	$496
The total amount of gross unrecognized tax benefits was $0.6 million as of September 30, 2024, of which $0.5 million, if fully recognized, would decrease our effective tax rate. The current year increase relates to research and development tax credits generated in the current year.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. No interest or penalties were accrued as of September 30, 2024. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.
We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate.
Note 16 - Restructuring
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
The total costs of the restructuring plan are estimated to be approximately $2.1 million and relate to the UTI segment. Approximately $0.2 million of expenses, primarily related to employee termination costs and tools, were incurred during the twelve months ended September 30, 2024. Of the $0.2 million recorded during the twelve months ended September 30, 2024, approximately $0.1 million was reported in “Educational services and facilities” while approximately $0.1 million was reported in “Selling, general and administrative” in the consolidated statements of operations. Additional estimated costs of $1.9 million are expected to be recorded during fiscal 2025 and beyond as incurred.
Note 17 - Commitments and Contingencies
Licensing Agreements
We have entered into various licensing agreements with varying expiration dates that give us the right to use certain materials, trademarks, trade names, trade dress, and other intellectual property in connection with the operation of our campuses and the development of our courses. The expense for the license fees under these various agreements totaled $2.4 million, $2.3 million, and $2.1 million for the years ended September 30, 2024, 2023 and 2022, respectively, and were recorded in “Educational services and facilities expenses” on the consolidated statements of operations.
Snap-on Tools Product Support Agreement
We have an agreement with Snap-on Industrial (“Snap-on Tools”) that allows UTI to purchase promotional tool kits for its students at a discount from the list price. In addition, UTI earns credits that are redeemable for Snap-on Tools equipment that is utilized in UTI training programs. Credits are earned on UTI’s purchases as well as purchases made by students enrolled in the UTI programs. As part of the agreement, UTI has agreed to grant Snap-on Tools exclusive access to its campuses, to display advertising and primarily use their tools to train UTI students. Additionally, per the agreement, UTI receives a quarterly product donation allowance towards the purchase of tools and equipment which are to be utilized in the UTI training programs at its campuses. The credits and allowances under this agreement may be redeemed in multiple ways. This agreement will expire in December 2027. A net prepaid expense with Snap-on Tools has resulted from an excess of credits

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
earned over credits used of $0.3 million and $1.9 million as of September 30, 2024 and 2023, respectively, included in “Other current assets” on our consolidated balance sheets.
UTI students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the discount, is accrued during the time period in which the UTI students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. The consolidated balance sheets include a liability in “Accounts payable and accrued expenses” for the tool sets that are expected to be redeemed of $4.8 million and $4.1 million as of September 30, 2024 and 2023, respectively. Additionally, UTI’s liability to Snap-on Tools for vouchers redeemed by students was $0.6 million and $0.5 million as of September 30, 2024 and 2023, respectively, and is included in “Accounts payable and accrued expenses” on our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2024, the total face amount of these surety bonds was approximately $22.9 million.
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

Note 18 - Shareholders' Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our board of directors and have the right to one vote per share on all matters requiring shareholder approval. On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock.
Preferred Stock

As of September 30, 2024, no shares of the Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) remain outstanding and all right of the holders to receive future dividends have been terminated.
Under the terms of the Certificate of Designations for the Series A Preferred Stock, we had the right to convert the outstanding shares of Series A Preferred Stock to common stock when our common stock achieved a stated volume weighted average price per share for a period of 20 consecutive trading days. On December 18, 2023, upon satisfying the stock price condition, we entered into a preferred stock repurchase agreement with Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (collectively the “Selling Stockholders”), pursuant to which we repurchased, directly from the Selling Stockholders, 33,300 shares of Series A Preferred Stock for an aggregate purchase price of $11.3 million. Additionally, we incurred approximately $0.3 million in fees related to excise taxes and other professional services related to the repurchase, which are recorded in equity. Following the repurchase of those shares of Series A Preferred Stock, we issued a notice of conversion causing all remaining outstanding shares of Series A Preferred Stock to be converted into Common

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into the right to receive 30.03003 shares of our Common Stock, no par value per share, and we made a final dividend payment of $1.1 million to the Series A Preferred Stock holders of record as of December 18, 2023. As a result of the conversion, the aggregate 642,585 remaining shares of Series A Preferred Stock outstanding were converted into 19,296,843 shares of Common Stock. Following the repurchase and subsequent conversion, the Selling Stockholders held less than 25% of our outstanding shares of common stock (a threshold above which we would have been required to seek regulatory approval for the conversion).
As of September 30, 2023, 675,885 shares of Series A Preferred Stock were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2023.
Dividends
Dividends on the Series A Preferred Stock, accrue at a rate of 7.5% per year, and are to be paid semi-annually in arrears on September 30 and March 31 of each year. We paid cash dividends of $1.1 million, $5.1 million, and $5.2 million during the years ended September 30, 2024, 2023, and 2022, respectively. With the Series A Preferred Stock repurchase and subsequent conversion of remaining shares to common stock, there will be no further dividend payments related to the Series A Preferred Stock going forward.
Share Repurchase Program
On December 10, 2020, our board of directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under this plan during the years ended September 30, 2024, 2023 and 2022.

Note 19 - Stock-Based Compensation
Our stock-based compensation is governed by the 2021 Equity Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was adopted by our board of directors in January 2021 and approved by our shareholders at the February 2021 annual meeting. The 2021 Plan replaced the Management 2002 Stock Option Program and the 2003 Incentive Compensation Plan, as amended (the “Former Plans”). The 2021 Plan was amended on March 7, 2024, increasing the maximum aggregate number of shares of stock that may be issued to 5.3 million shares of common stock. Additionally, subject to and in accordance with the 2021 Plan, any shares for outstanding awards that are subsequently expired, forfeited, or are otherwise terminated will also become available for new awards under the 2021 Plan. As of September 30, 2024, 4.0 million shares remained available for future grants under the 2021 Plan.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
For all stock-based compensation expense, we account for forfeitures as they occur. The following table summarizes the operating expense line in which stock-based compensation expense has been recorded and the impact on net income in the consolidated statements of operations for the years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Educational services and facilities	$481	$192	$240
Selling, general and administrative	8,079	3,656	4,172
Total stock-based compensation expense	$8,560	$3,848	$4,412

Income tax benefit	$2,140	$962	$1,103
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

The following table summarizes stock option activity under the Former Plans and the 2021 Plan for the years ended September 30, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)	(In thousands)
Outstanding as of September 30, 2022	210	$3.14	3.18	$483
Outstanding as of September 30, 2023	210	$3.14	2.18	$1,100
Outstanding as of September 30, 2024	210	$3.14	1.18	$2,755
Stock options exercisable as of September 30, 2024	210	$3.14	1.18	$2,755
Restricted Stock Units and Performance Share Units

Restricted Stock Units

Our RSUs are issued at fair market value, which is based on the closing price of our common stock on the grant date. RSUs generally vest ratably over a three-year service period from the date of grant. As of September 30, 2024, unrecognized stock compensation expense related to RSUs was $6.2 million which is expected to be recognized over a weighted average period of 2.0 years.

Performance Share Units
Our outstanding Performance PSUs vest over a three-year service period from the date of the grant and are based upon a mix of certain pre-established targets for revenue and adjusted EBITDA. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 187.5% of the Performance PSUs originally granted depending on the actual achievement against the performance metrics for that measurement period.
Our outstanding Market PSUs vest over a three-year service period from the date of the grant and are based upon a mix of certain pre-established targets for revenue, compounded annual total shareholder return for the measurement period and net income. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 187.5% of the Market PSUs originally granted depending on the actual achievement against the performance metrics

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
for that measurement period. The Market PSUs vest subject to a market condition and on the settlement date which is expected to be no later than two and a half months after the end of each measurement period.
As of September 30, 2024, unrecognized stock compensation expense related to all PSUs was $4.2 million, which is expected to be recognized over a weighted average period of 1.7 years.
The following table summarizes the activity for RSUs and PSUs granted under the Former Plans and 2021 Plan for the years ended September 30, 2024, 2023 and 2022:

	RSUs		PSUs
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of September 30, 2021	548	$6.56	642	$6.97
Granted	377	8.34	377	8.75
Adjustment to grant based on achieved attainment level	—	—	(256)	—
Vested	(209)	6.69	(24)	7.73
Forfeited	(21)	7.21	(23)	7.14
Outstanding as of September 30, 2022	695	$7.47	716	$7.60
Granted	596	7.17	475	7.49
Adjustment to grant based on achieved attainment level	—	—	(304)	—
Vested	(325)	7.31	—	—
Forfeited	(121)	7.37	(144)	7.65
Outstanding as of September 30, 2023	845	$7.33	743	$7.55
Granted	541	12.19	231	11.99
Adjustment to grant based on achieved attainment level	—	—	184	—
Vested	(386)	7.21	(187)	6.35
Forfeited	(94)	9.60	(54)	8.17
Outstanding as of September 30, 2024	906	$10.04	917	$9.02
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
Diluted earnings per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. As noted above in Note 18, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the computation of basic and diluted earnings per common share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Year Ended September 30,
	2024	2023	2022
Basic earnings per common share:
Net income	$42,001	$12,322	$25,848
Less: Preferred stock dividend declared	(1,097)	(5,069)	(5,159)
Income available for distribution	40,904	7,253	20,689
Income allocated to participating securities	(2,855)	(2,712)	(7,847)
Net income available to common shareholders	$38,049	$4,541	$12,842

Weighted average basic shares outstanding	49,429	33,985	33,218

Basic income per common share	$0.77	$0.13	$0.39

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class
Net income available to common shareholders	$38,049	$4,541	$12,842

Weighted average basic shares outstanding	49,429	33,985	33,218
Dilutive effect related to employee stock plans	1,422	494	525
Weighted average diluted shares outstanding	50,851	34,479	33,743

Diluted income per common share	$0.75	$0.13	$0.38

Anti-dilutive shares excluded:
Outstanding stock-based grants	4	180	9
Convertible preferred stock	—	20,297	20,297
Total anti-dilutive shares excluded	4	20,477	20,306
Note 21 - Employee Benefit Plans

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. We made matching contributions of approximately $2.4 million, $1.7 million, and $1.5 million to the 401(k) plan for the years ended September 30, 2024, 2023 and 2022, respectively.

Additionally, we have a legacy deferred compensation plan into which certain members of management were eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. No new members have been added to the deferred compensation plan in the past three years. We are not obligated to fund the deferred compensation plan; however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust. Our obligations under the deferred compensation plan totaled $2.4 million and $2.2 million as of September 30, 2024 and 2023, respectively, and are included in “Other liabilities” while the cash surrender value of the life insurance policies totaled $3.3 million and $2.8 million as of September 30, 2024 and 2023, respectively, and are included in “Other assets” on our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 22 - Segment Information

We operate our business in two reportable segments: (i) the UTI segment, and (ii) the Concorde segment. Our reportable segments reflect the manner in which Jerome Grant, our CEO and the chief operating decision-maker, evaluates performance and allocates resources. These segments are organized by key market segments to enhance operational alignment to more effectively execute our strategic plan. Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs. “Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments and is included to reconcile segment results to the consolidated financial statements.
As previously discussed in Note 2, the segment disclosures for the years ended September 30, 2023 and 2022 have been recast from prior years presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Year Ended September 30, 2024
Revenues	$486,376	$246,311	$—	$732,687
Income (loss) from operations	77,756	20,804	(39,669)	58,891
Depreciation and amortization	22,917	5,158	1,249	29,324
Net income (loss)	71,646	21,048	(50,693)	42,001

Year Ended September 30, 2023
Revenues	$429,317	$178,091	$—	$607,408
Income (loss) from operations	42,762	10,533	(31,896)	21,399
Depreciation and amortization	21,113	4,077	25	25,215
Net income (loss)	38,324	10,700	(36,702)	12,322

Year Ended September 30, 2022
Revenues	$418,765	$—	$—	$418,765
Income (loss) from operations	55,493	—	(33,119)	22,374
Depreciation and amortization	16,822	—	62	16,884
Net income (loss)	53,581	—	(27,733)	25,848

As of September 30, 2024
Total assets	$440,764	$125,212	$178,599	$744,575

As of September 30, 2023
Total assets	$442,507	$130,813	$167,365	$740,685
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
Institutions that offer distance education instruction outside of their Home State must comply with federal regulations governing state authorization for distance education in order to participate in the Title IV student financial aid programs. All UTI institutions and the Concorde, Kansas City and Memphis institutions are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories of the United States of America that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (“NC-SARA”) and administered by four regional education compacts. Forty-nine states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA.
Each of our institutions holds the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. We also have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) and the Council on Occupational Education (“COE”) to offer blended format programs that utilize both distance and on-ground education. Additionally, we have received approvals from all required state education authorizing agencies to offer blended format programs. We continue to work to ensure that we comply with applicable distance education rules and standards. We also will closely monitor any new rulemakings that concern state authorization or distance education.
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
Programmatic Accreditation
In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure the public that an academic program has undergone a rigorous review process and been found to meet high standards for educational quality. Certain Concorde healthcare programs, including the Physical Therapist Assistant, Dental Hygiene, Neurodiagnostic Technology, Polysomnographic Technology, Respiratory Therapy, Surgical Technology, Radiologic Technology, Diagnostic Medical Sonography, Cardiovascular Sonography, Practical Nursing, Pharmacy Technician, and Occupational Therapy Assistant programs, have obtained programmatic accreditation. Such programs are required to meet the standards of their programmatic accreditor and must periodically renew their accreditation by completing a comprehensive programmatic accreditation renewal process.
Title IV Programs
The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:
•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of its revenue from sources other than “Federal education assistance funds.” “Federal education assistance funds” are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.”
•Administrative Capability. To continue its participation in Title IV Programs, an institution must demonstrate that it remains administratively capable of providing the education it promises and of properly managing its Title IV Programs. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of standards listed in the regulations, which cover a wide range of operational and administrative topics, including the designation of capable and qualified individuals, the quality and scope of written procedures, the adequacy of institutional communication and processes, the timely resolution of issues, the sufficiency of recordkeeping, the provision of adequate career services, and the frequency of findings of noncompliance. ED’s administrative capability standards also include thresholds and expectations for federal student loan cohort default rates, satisfactory academic progress, clinical and externship opportunities, gainful employment programs, and loan counseling. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, place the institution on provisional certification as a condition of its continued participation in Title IV Programs, or take other actions against the institution.

•Three-Year Student Loan Default Rates. An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. None of our institutions had a three-year cohort default rate of 30% or greater for 2021, 2020 and 2019, the three most recent FFYs with published rates. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. None of our institutions had a three-year cohort default rate of 7% or greater for 2021, 2020, or 2019, which are the three most recent FFYs with published rates.

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
•Borrower Defense to Repayment. Under the HEA and its implementing regulations, students may file a claim with ED to discharge their federal Direct Loans (or Direct Consolidated Loans) if, generally, their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. This is referred to as a “borrower defense to repayment” or “BDR” claim. On November 1, 2022, the Biden administration promulgated a revised version of the BDR rule, which took effect on July 1, 2023. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit issued a nationwide preliminary injunction, enjoining the implementation of the borrower defense and closed school provisions of that rule. While this case is decided, the previous versions of the borrower defense and closed school provisions are in effect.
•Substantial Misrepresentation. The regulatory definitions of “misrepresentation” and “substantial misrepresentation” enforced by ED are exceptionally broad and do not require intent by the institution to misrepresent, or actual reliance by the person to whom the alleged misrepresentation was made. Therefore, it is possible that a statement made by an institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation, even if the statement was made in error, without intent to misrepresent, and the person to whom it was made did not actually rely upon it.
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
◦ED established a Student Loan Relief Committee to consider revisions to sections of 34 C.F.R. Parts 30, 682 and 685 addressing provisions related to the modification, waiver, release or compromise of Federal student loans. The Student Loan Relief Committee completed four negotiating sessions in October, November and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
December 2023 and February 2024. On April 17, 2024, ED issued a Notice of Proposed Rulemaking announcing proposed regulatory changes addressing the Secretary’s discretionary authority to waive loan repayment obligations. ED has collected comments on the proposed regulatory changes but has not yet issued final regulatory updates.
◦ED established a Program Integrity and Institutional Quality Committee to consider proposed changes to regulations addressing (1) the Secretary’s recognition of accrediting agencies; (2) institutional eligibility, including State authorization; (3) distance education; (4) return of Title IV funds; (5) cash management; and (6) the Federal TRIO Programs. ED also announced a Federal TRIO Programs Subcommittee to include additional expertise and to make recommendations to the full committee on the subject. The full Committee met for three negotiating sessions in January, February and March 2024, and the Subcommittee met twice in January and February 2024. On July 24, 2024, ED issued a Notice of Proposed Rulemaking announcing proposed regulatory changes addressing (a) distance education; (b) return of Title IV funds; and (c) the Federal TRIO Programs. ED has collected comments on the proposed regulatory changes but has not yet issued final regulatory updates. ED also has not yet announced any proposed regulatory changes addressing (x) the Secretary’s recognition of accrediting agencies; (y) institutional eligibility, including State authorization; and (z) cash management.
•Non-Discrimination Rulemakings. On April 29, 2024, ED published a final rule amending the regulations implementing Title IX of the Education Amendments of 1972, effective August 1, 2024. This rule represents a significant revision of the Title IX rules. As of September 30, 2024, pursuant to various Federal court orders, ED was enjoined from enforcing the 2024 Title IX rule in 26 states, including Florida, Missouri, Mississippi, Tennessee, and Texas, and at a list of institutions identified by a federal district court in Kansas, including Universal Technical Institute of Arizona Inc. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability.

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

In 2024, we derived approximately 11% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.
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

Consumer Protections Laws and Regulations
As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as those that relate to recruiting, marketing, the protection of personal information, student financing and payment servicing. Such laws and regulations are enforced by federal agencies, including the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”) and by various state agencies and state attorneys general.

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

Note 24 - Higher Education Emergency Relief Fund

During fiscal 2020 and 2021, various pieces of legislation were issued related to the COVID-19 pandemic, including the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”), the Coronavirus Response and Relief Supplemental Appropriations Act 2021 (“CRRSAA”) and the American Rescue Plan Act (“ARPA”). In 2020, the CARES Act established the Higher Education Emergency Relief Fund (“HEERF”) I, and in 2021 the CRRSAA established HEERF II and the ARPA established HEERF III, all of which included relief funds to be distributed directly to institutions of higher education. The original HEERF I grants required that 50% be used to provide students with emergency financial aid grants to help cover expenses related to the disruption of campus operations due to COVID-19 with the remaining 50% to be used to cover any costs associated with significant changes to the delivery of instruction due to COVID-19 as institutional funds. HEERF II and HEERF III grants were only to be used to provide financial aid grants to students for proprietary institutions. During the year ended September 30, 2022, UTI awarded approximately $7.0 million, in HEERF II and HEERF III grants to over 15,500 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed.