Form 10-Q
period 2024-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2025-02-06
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At February 1, 2025, there were 54,371,711 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (“Securities Act”)), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements.

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
•the effect of public health pandemics, epidemics or outbreak, including COVID-19; and
•risks related to other factors discussed in our 2024 Annual Report on Form 10-K filed with the SEC on December 5, 2024 (the “2024 Annual Report on Form 10-K”).

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$171,999	$161,900
Restricted cash	5,755	5,572
Receivables, net	27,933	31,096
Notes receivable, current portion	6,224	6,200
Prepaid expenses	12,851	11,945
Other current assets	6,111	5,238
Total current assets	230,873	221,951
Property and equipment, net	262,261	264,797
Goodwill	28,459	28,459
Intangible assets, net	18,007	18,229
Notes receivable, less current portion	39,558	36,267
Right-of-use assets for operating leases	155,666	158,778
Deferred tax assets, net	4,415	3,563
Other assets	14,517	12,531
Total assets	$753,756	$744,575
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$81,655	$83,866
Deferred revenue	88,375	92,538
Operating lease liabilities, current portion	21,688	22,210
Long-term debt, current portion	2,738	2,697
Other current liabilities	7,900	3,652
Total current liabilities	202,356	204,963
Deferred tax liabilities, net	4,696	4,696
Operating lease liabilities	144,409	146,831
Long-term debt	117,327	123,007
Other liabilities	4,992	4,847
Total liabilities	473,780	484,344
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 54,448 and 53,899 shares issued, 54,366 and 53,817 shares outstanding as of December 31, 2024 and September 30, 2024, respectively.	5	5
Paid-in capital - common	218,023	220,976
Treasury stock, at cost, 82 shares as of December 31, 2024 and September 30, 2024.	(365)	(365)
Retained earnings	60,662	38,509
Accumulated other comprehensive income	1,651	1,106
Total shareholders’ equity	279,976	260,231
Total liabilities and shareholders’ equity	$753,756	$744,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Revenues	$201,429	$174,695
Operating expenses:
Educational services and facilities	100,141	92,409
Selling, general and administrative	73,810	68,055
Total operating expenses	173,951	160,464
Income from operations	27,478	14,231
Other income (expense):
Interest income	1,759	1,975
Interest expense	(1,673)	(2,871)
Other (expense) income, net	(35)	214
Total other income (expense), net	51	(682)
Income before income taxes	27,529	13,549
Income tax expense (Note 11)	(5,376)	(3,160)
Net income	$22,153	$10,389
Preferred stock dividends	—	(1,097)
Income available for distribution	$22,153	$9,292
Income allocated to participating securities	—	(2,855)
Net income available to common shareholders	$22,153	$6,437

Earnings per share (Note 15):
Net income per share - basic	$0.41	$0.18
Net income per share - diluted	$0.40	$0.17

Weighted average number of shares outstanding (Note 15):
Basic	53,987	36,434
Diluted	55,406	37,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net income	$22,153	$10,389
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of taxes	545	(886)
Comprehensive income	$22,698	$9,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at September 30, 2024	53,899	$5	—	$—	$220,976	$—	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	—	—	—	22,153	—	22,153
Issuance of common stock under stock-based compensation plans	508	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(169)	—	—	—	(4,332)	—	—	—	—	—	(4,332)
Stock-based compensation	—	—	—	—	720	—	—	—	—	—	720
Issuance of common stock upon exercise of stock options	210	—	—	—	659	—	—	—	—	—	659
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	545	545
Balance as of December 31, 2024	54,448	$5	—	$—	$218,023	$—	(82)	$(365)	$60,662	$1,651	$279,976

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	10,389	—	10,389
Issuance of common stock under stock-based compensation plans	538	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(178)	—	—	—	(2,054)	—	—	—	—	—	(2,054)
Stock-based compensation	—	—	—	—	1,482	—	—	—	—	—	1,482
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(886)	(886)
Balance as of December 31, 2023	53,814	$5	—	$—	$214,071	$—	(82)	$(365)	$6,897	$1,577	$222,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$22,153	$10,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,999	6,984
Amortization of right-of-use assets for operating leases	5,593	5,531
Provision for credit losses	2,101	1,486
Stock-based compensation	720	1,482
Deferred income taxes	(671)	(730)
Training equipment credits earned, net	(54)	529
Unrealized gain (loss) on interest rate swaps, net of taxes	545	(886)
Other (gains) losses, net	(25)	245
Changes in assets and liabilities:
Receivables	(632)	1,026
Prepaid expenses and other current assets	(2,165)	(4,060)
Other assets	(2,063)	408
Notes receivable	(3,315)	(2,731)
Accounts payable, accrued expenses and other current liabilities	(3,752)	(2,968)
Deferred revenue	(4,163)	(4,264)
Income tax payable/receivable	6,398	3,301
Operating lease liabilities	(5,426)	(4,708)
Other liabilities	(281)	(198)
Net cash provided by operating activities	22,962	10,836
Cash flows from investing activities:
Purchase of property and equipment	(3,345)	(3,848)
Net cash used in investing activities	(3,345)	(3,848)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	—
Payment of term loans and finance leases	(662)	(618)
Preferred share repurchase	—	(11,320)
Payments of preferred stock cash dividend	—	(1,097)
Proceeds from stock option exercises	659	—
Payment of payroll taxes on stock-based compensation through shares withheld	(4,332)	(2,054)
Net cash used in financing activities	(9,335)	(15,089)
Change in cash, cash equivalents and restricted cash	10,282	(8,101)
Cash and cash equivalents, beginning of period	161,900	151,547
Restricted cash, beginning of period	5,572	5,377
Cash, cash equivalents and restricted cash, beginning of period	167,472	156,924
Cash and cash equivalents, end of period	171,999	143,590
Restricted cash, end of period	5,755	5,233
Cash, cash equivalents and restricted cash, end of period	$177,754	$148,823

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$(24)	$62
Interest paid	1,742	2,815

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$426	$123
Depreciation of training equipment obtained in exchange for services	184	134
Change in accrued capital expenditures during the period	(1,552)	(1,207)
Conversion of Series A Preferred Stock	—	63,206
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
Universal Technical Institute (“UTI”): UTI operates 15 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute (“MMI”), NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.
Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs as “Concorde Career College” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. Additional information about our reportable segments is presented in Note 16.
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 23 on “Government Regulation and Financial Aid” included in our 2024 Annual Report on Form 10-K.

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.
The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
There have been no material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in Note 2 of our 2024 Annual Report on Form 10-K.

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
In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues from dealer technician training and staffing services to manufacturers. All of these revenues are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our condensed consolidated balance sheets because it is expected to be earned within the next 12 months.
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 16 for disaggregated segment revenue information.
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	December 31, 2024	September 30, 2024
Receivables (1)	$75,896	$72,080
Deferred revenue	88,375	92,538
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the three months ended December 31, 2024, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

Note 5 - Fair Value Measurements

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

Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

		Fair Value Measurements Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$102,422	$102,422	$—	$—
Notes receivable(2)	45,782	—	—	45,782
Total assets at fair value on a recurring basis	$148,204	$102,422	$—	$45,782

Revolving credit facility and term loans(3)	115,879	—	115,879	—
Total liabilities at fair value on a recurring basis	$115,879	$—	$115,879	$—

		Fair Value Measurements Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$94,772	$94,772	$—	$—
Notes receivable(2)	42,467	—	—	42,467
Total assets at fair value on a recurring basis	$137,239	$94,772	$—	$42,467

Revolving credit facility and term loans(3)	121,319	—	121,319	—
Total liabilities at fair value on a recurring basis	$121,319	$—	$121,319	$—
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024.
(2) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024.
(3) The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 6 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2024	September 30, 2024
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	165,962	165,667
Leasehold improvements	1-20	95,514	94,473
Training equipment	3-10	120,668	119,171
Office and computer equipment	3-10	36,887	36,454
Curriculum development	3-5	5,248	5,127
Software developed for internal use	1-5	13,045	13,045
Vehicles	5	1,546	1,546
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	7,121	6,314
		477,195	473,001
Less: Accumulated depreciation and amortization		(214,934)	(208,204)
Property and equipment, net		$262,261	$264,797
Depreciation expense related to property and equipment was $7.8 million for the three months ended December 31, 2024, and $6.8 million for the three months ended December 31, 2023.

Note 7 - Leases
As of December 31, 2024, we have facility leases at 29 of our 32 campuses and two non-campus locations under non-cancelable operating or finance leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of December 31, 2024, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets. As of December 31, 2024, we have entered into an additional real estate lease agreement that has not yet commenced with total minimum lease payments of approximately $2.5 million over a term of 7 years.
The components of lease expense during the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
Lease Expense	2024	2023
Operating lease expense(1)	$7,602	$7,660
Finance lease expense:
Amortization of leased assets	227	227
Interest on lease liabilities	70	82
Variable lease expense	2,616	2,362
Sublease income	(29)	(33)
Total net lease expense	$10,486	$10,298
(1)    Excludes the expense for short-term leases, which was not significant for the three months ended December 31, 2024 and 2023.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	December 31, 2024	September 30, 2024
Assets:
Operating lease assets	Right-of-use assets for operating leases	$155,666	$158,778
Finance lease assets	Property and equipment, net(1)	3,710	3,937
Total leased assets		$159,376	$162,715

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$21,688	$22,210
Finance lease liabilities	Long-term debt, current portion(1)	957	934
Non-current
Operating lease liabilities	Operating lease liabilities	144,409	146,831
Finance lease liabilities	Long-term debt	3,589	3,834
Total lease liabilities		$170,643	$173,809
(1)     The finance lease assets and liabilities as of December 31, 2024 and September 30, 2024 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $1.9 million and $1.7 million as of December 31, 2024 and September 30, 2024, respectively.

Lease Term and Discount Rate	December 31, 2024	September 30, 2024
Weighted-average remaining lease term (in years):
Operating leases	7.01	7.14
Finance lease	4.08	4.33

Weighted average discount rate:
Operating leases	4.89%	4.87%
Finance lease	6.02%	6.02%

	Three Months Ended December 31,
Supplemental Disclosure of Cash Flow and Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,426	$4,708
Financing cash flows from finance leases	223	201

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$2,481	$3,847

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of December 31, 2024
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2025	$22,340	$898
2026	29,512	1,226
2027	28,986	1,263
2028	27,170	1,301
2029	26,474	439
2030 and thereafter	61,831	—
Total lease payments	196,313	5,127
Less: interest	(30,216)	(581)
Present value of lease liabilities	166,097	4,546
Less: current lease liabilities	(21,688)	(957)
Long-term lease liabilities	$144,409	$3,589

Note 8 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2024	September 30, 2024
Accounts payable	$23,884	$26,273
Accrued compensation and benefits	33,875	35,660
Accrued tool sets	5,055	4,807
Other accrued expenses	18,841	17,126
Total accounts payable and accrued expenses	$81,655	$83,866

Note 9 - Debt

	December 31, 2024			September 30, 2024
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	6.21%	Nov 2027	$51,000	$56,000
Avondale Term Loan(2)	6.60%	May 2028	28,169	28,390
Lisle Term Loan(3)	6.55%	Apr 2029	36,710	36,929
Finance lease(4)	6.02%	Jan 2029	4,546	4,768
Total debt			120,425	126,087
Debt issuance costs presented with debt (5)			(360)	(383)
Total debt, net			120,065	125,704
Less: current portion of long-term debt			(2,738)	(2,697)
Long-term debt			$117,327	$123,007
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at an annual rate equal to Term SOFR plus a margin of 1.85%.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(4)    The finance lease is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 7 for additional details on our finance lease.
(5)    The unamortized debt issuance costs relate to the Avondale Term Loan and the Lisle Term Loan.
(6)    The Revolving Credit Facility, Avondale Term Loan, Lisle Term Loan and finance leases bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).
Revolving Credit Facility
On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility with Fifth Third Bank (the “Credit Facility” or “Revolving Credit Facility”), which included a $20.0 million sub facility available for letters of credit. On September 26, 2024, we amended the Credit Facility to increase the commitment amount to $125.0 million, extend the maturity date to November 30, 2027, and provide for the option to request an increase of up to an additional $25.0 million, which may be granted at the lender’s discretion to grant such increase. Advances made under the Credit Facility bear interest at an annual rate equal to (i) the Term SOFR rate, (ii) the Daily Simple SOFR rate, or (iii) the Base Rate (i.e., the greater of 3.5% and the lender’s prime rate). In each case that a SOFR rate is selected, an applicable margin that varies from 1.85% up to 2.35%, based on our then-current total leverage ratio, is applied.
During the three months ended December 31, 2024, we made payments on the Credit Facility of $5.0 million. The remaining availability under the Credit Facility as of December 31, 2024 was $74.0 million.
Avondale Term Loan
In connection with the Avondale, Arizona building purchase in December 2020, we entered into a credit agreement with Fifth Third Bank (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). The Avondale Term Loan bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046%. Principal and interest payments are due monthly. The Avondale Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, we entered into an interest rate swap agreement with the Avondale Lender. See Note 10 for further discussion on the interest rate swap.
Lisle Term Loan
On April 14, 2022, our consolidated subsidiary, 2611 Corporate West Drive Venture LLC (the “Borrower”), entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire the prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan” and together with the Avondale Term Loan, the “Term Loans”). The Lisle Term Loan bears interest at a rate of one-month Term SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle, Illinois campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement. See Note 10 for further discussion on the interest rate swap.
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility, the Avondale Term Loan and the Lisle Term Loan, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and debt service coverage ratios. As of December 31, 2024, we were in compliance with all debt covenants.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2025 and for each fiscal year through the period ended September 30, 2029, and thereafter were as follows at December 31, 2024:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2025	$1,323	$712	$2,035
2026	1,837	1,029	2,866
2027	52,909	1,131	54,040
2028	26,610	1,239	27,849
2029	33,200	435	33,635
Thereafter	—	—	—
Subtotal	115,879	4,546	120,425
Debt issuance costs presented with debt	(360)	—	(360)
Total	$115,519	$4,546	$120,065

Note 10 - Derivative Financial Instruments
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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of December 31, 2024, we estimate that $0.6 million will be reclassified to “Interest expense” within the next twelve months. As of December 31, 2024, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.1 million and $18.4 million, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024:

Interest Rate Swaps	December 31, 2024	September 30, 2024
Other current assets	$569	$497
Other assets	1,380	726
Total fair value of assets designated as hedging instruments	$1,949	$1,223
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three months ended December 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended December 31, 2024
Avondale Swap and Lisle Swap	$756	$211

	Three Months Ended December 31, 2023
Avondale Swap and Lisle Swap	$911	$(271)

Note 11 - Income Taxes
Our income tax expense for the three months ended December 31, 2024 was $5.4 million, or 19.5% of pre-tax income, compared to $3.2 million, or 23.3% of pre-tax income, for the three months ended December 31, 2023. The effective income tax rate for the three months ended December 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended December 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.

Note 12 - Restructuring Costs
On December 5, 2023, UTI announced plans to consolidate the two Houston, Texas campus locations to align the curriculum, student facing systems, and support services to better serve students seeking careers in in-demand fields. Both facilities will remain in use post-consolidation. As part of the transition, the MIAT Houston campus, acquired in November 2021, began a phased teach-out in May 2024 and began operating under the UTI brand. The consolidation into a single UTI Houston campus was completed during the three months ended December 31, 2024, reducing the number of UTI campuses from 16 to 15.
The total costs of the restructuring plan are estimated to be approximately $2.1 million and relate to the UTI segment. Approximately $43 thousand of expenses, primarily related to employee termination costs and tools, were incurred during the three months ended December 31, 2024. Of the $43 thousand recorded during the three months ended December 31, 2024,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
approximately $12 thousand was reported in “Educational services and facilities” while approximately $31 thousand was reported in “Selling, general and administrative” on the condensed consolidated statements of operations. The total costs incurred through December 31, 2024 has been approximately $0.2 million and primarily related to employee termination costs and tools. Additional estimated costs of $1.9 million, which primarily relate to student financing, are expected to be recorded during the remainder of fiscal 2025 and beyond as incurred.

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

Note 14 - Shareholders' Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock.
Preferred Stock
As of December 31, 2024 and September 30, 2024, no shares of the Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) remain outstanding.
On December 18, 2023, we entered into a preferred stock repurchase agreement, pursuant to which we repurchased 33,300 shares of Series A Preferred Stock for an aggregate purchase price of $11.3 million. Following the repurchase of those shares, all remaining outstanding shares of Series A Preferred Stock were converted into Common Stock and we made a final dividend payment of $1.1 million to the Series A Preferred Stock holders of record as of December 18, 2023. As a result of the conversion, the aggregate 642,585 remaining shares of Series A Preferred Stock outstanding were converted into 19,296,843 shares of Common Stock. No shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. For further discussion, see Note 18 on “Shareholders’ Equity” included in our 2024 Annual Report on Form 10-K.
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under the $35.0 million share repurchase program, including during the three months ended December 31, 2024 or 2023.

Note 15 - Earnings per Share
Prior to the preferred stock conversion, we calculated basic and diluted earnings per common share (“EPS”) pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
rights to receive dividends. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. As noted above in Note 14, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date.
The following table summarizes the computation of basic and diluted EPS and the anti-dilutive shares excluded:

	Three Months Ended
	December 31,
	2024	2023
Basic earnings per common share:
Net income	$22,153	$10,389
Less: Preferred stock dividend declared	—	(1,097)
Net income available for distribution	22,153	9,292
Income allocated to participating securities	—	(2,855)
Net income available to common shareholders	$22,153	$6,437

Weighted average basic shares outstanding	53,987	36,434

Basic income per share	$0.41	$0.18
Diluted earnings per common share:
Net income available to common shareholders	$22,153	$6,437

Weighted average basic shares outstanding	53,987	36,434
Dilutive effect related to employee stock plans	1,419	1,005
Weighted average diluted shares outstanding	55,406	37,439

Diluted income per common share	$0.40	$0.17

Anti-dilutive shares excluded:
Outstanding stock-based grants	111	166
Total anti-dilutive shares excluded	111	166

Note 16 - Segment Information
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2024
Revenues	$131,478	$69,951	$—	$201,429
Income (loss) from operations	25,453	11,195	(9,170)	27,478
Depreciation and amortization	5,971	1,709	319	7,999
Net income (loss)	24,328	11,165	(13,340)	22,153

Three Months Ended December 31, 2023
Revenues	$115,373	$59,322	$—	$174,695
Income (loss) from operations	15,090	7,128	(7,987)	14,231
Depreciation and amortization	5,494	1,154	336	6,984
Net income (loss)	13,597	7,173	(10,381)	10,389

As of December 31, 2024
Total assets	$441,416	$123,212	$189,128	$753,756

As of September 30, 2024
Total assets	$440,764	$125,212	$178,599	$744,575

Note 17 - Government Regulation and Financial Aid
As discussed at length in our 2024 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the HEA, commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements.
Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining three Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of December 31, 2024, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2024 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2024 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

Universal Technical Institute (“UTI”): UTI operates 15 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute, NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.

Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs as “Concorde Career College” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their health care careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. See Note 16 of the notes to the condensed consolidated financial statements herein for additional details on our segments.

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

Overview of the Three Months Ended December 31, 2024

Student Metrics

	Three Months Ended
	December 31,		%
	2024	2023	Change
UTI
Total new student starts	2,753	2,314	19.0%
Average full-time active students	15,464	14,321	8.0%
End of period full-time active students	15,052	13,682	10.0%
Concorde
Total new student starts	2,560	2,032	26.0%
Average full-time active students	9,598	8,244	16.4%
End of period full-time active students	9,524	8,150	16.9%
Consolidated
Total new student starts	5,313	4,346	22.3%
Average full-time active students	25,062	22,565	11.1%
End of period full-time active students	24,576	21,832	12.6%
For the three months ended December 31, 2024, the increase in consolidated total and segment new student starts, average full-time active students and end of period full-time active students was primarily due to new program rollouts and increased student demand for existing programs across both segments as compared to the prior year. In the UTI segment, increases to our student population during the three months ended December 31, 2024 were driven by the successful launch of three new HVAC and refrigeration programs launched in the second half of fiscal 2024. The Concorde segment benefited from the launch of five new programs at three campuses during fiscal 2024, and the introduction of new cash pay “short programs” at a number of campuses.

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

Operations

Revenues for the three months ended December 31, 2024 were $201.4 million, an increase of $26.7 million, or 15.3%, from the comparable period in the prior year. UTI revenues increased by approximately $16.1 million, or 14.0%, and Concorde revenues increased by approximately $10.6 million, or 17.9%. Both segment increases were primarily driven by the higher average full-time active students.
Total income from operations was $27.5 million during the three months ended December 31, 2024, compared to $14.2 million for the three months ended December 31, 2023. The increase for the three months ended December 31, 2024 was primarily driven by the increased revenues from the larger student population. Additionally, productivity improvements and proactive cost reductions have been a key part of our operating model for the past several years, and we continue to identify and execute on optimization opportunities throughout our operations in both segments.
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

During the three months ended December 31, 2024, we executed the following as part of our business strategy:
•Concorde signed a new lease agreement related to our partnership with Heartland Dental to construct a new co-branded campus in Fort Myers, Florida, which is expected to open in early fiscal 2026.
•UTI has announced the expansion of its successful Manufacturer Specific Advanced Training program by adding Tesla's START Collision Repair program. Tesla's START program is an intensive training program that prepares workers for successful careers at Tesla and will be will be available at the Long Beach, California campus beginning in Spring 2025.
•UTI has announced Atlanta, Georgia as the location of its next UTI division campus, continuing the company's execution of its North Star strategy. Pending regulatory approvals, the UTI-Atlanta campus will open in 2026, bringing the total number of UTI campuses nationwide to 16.
•UTI announced plans to launch its HVACR program at the Sacramento, California and Orlando, Florida campuses with the first cohort of students expected to start during the second quarter of 2025. The program will cover topics such as air handling, AC and DC circuits, sheet metal ductwork, and troubleshooting.
•UTI announced the expansion of its core automotive program to include new Battery Hybrid Electric Vehicle and Electric Vehicle (“EV”) courses with roll out completed during the first quarter of 2025 at the Avondale, Arizona and Orlando, Florida campuses. Further rollout at five additional campuses is expected during the second and third quarters of 2025. This expansion builds on existing EV training at UTI's California campuses and covers topics such as high-voltage vehicle operation, electric vehicle components, diagnosis, and service.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 17 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2024	2023
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.7%	52.9%
Selling, general and administrative	36.6%	39.0%
Total operating expenses	86.3%	91.9%
Income from operations	13.6%	8.1%
Interest income	0.9%	1.1%
Interest expense	(0.8)%	(1.6)%
Other income (expense), net	—%	0.1%
Total other income (expense), net	0.1%	(0.4)%
Income before income taxes	13.7%	7.8%
Income tax expense	(2.7)%	(1.8)%
Net income	11.0%	5.9%
Preferred stock dividends	—%	(0.6)%
Income available for distribution	11.0%	5.3%
Income allocated to participating securities	—%	(1.6)%
Net income available to common shareholders	11.0%	3.7%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$131,478	$69,951	$201,429	$115,373	$59,322	$174,695
Year over Year % Change	14.0%	17.9%	15.3%

Revenues for the three months ended December 31, 2024 were $201.4 million, an increase of $26.7 million, or 15.3%, as compared to revenues of $174.7 million for the three months ended December 31, 2023.

UTI

Revenues for UTI for the three months ended December 31, 2024 were $131.5 million compared to $115.4 million in the prior period. Revenue increased primarily due to a 19.0% increase in new student starts and an 8.0% increase in average full-time active students from the prior period.

Concorde

Revenues for Concorde for the three months ended December 31, 2024 were $70.0 million compared to $59.3 million in the prior period. Revenues increased primarily due to a 26.0% increase new student starts and a 16.4% increase in average full-time active students from the prior period.

Educational services and facilities expenses

Educational services and facilities expenses were $100.1 million for the three months ended December 31, 2024, as compared to $92.4 million for the three months ended December 31, 2023. This increase was primarily due to the increased student volumes during the period and costs associated with execution of our business strategies, partially offset by cost savings from our operational initiatives.

The following tables set forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended December 31, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$30,838	$25,888	$56,726
Bonus expense	754	496	1,250
Stock-based compensation	54	—	54
Compensation and related costs	31,646	26,384	58,030
Occupancy costs	7,611	5,406	13,017
Supplies, maintenance and student expense	7,693	4,093	11,786
Depreciation and amortization expense	5,939	1,453	7,392
Contract services expense	951	593	1,544
Other educational services and facilities expense	5,882	2,490	8,372
Total educational services and facilities expense	$59,722	$40,419	$100,141

	Three Months Ended December 31, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$26,902	$21,826	$48,728
Bonus expense	653	137	790
Stock-based compensation	87	—	87
Compensation and related costs	27,642	21,963	49,605
Occupancy costs	7,458	5,563	13,021
Supplies, maintenance and student expense	10,413	3,861	14,274
Depreciation and amortization expense	5,392	1,258	6,650
Contract services expense	884	503	1,387
Other educational services and facilities expense	5,579	1,893	7,472
Total educational services and facilities expense	$57,368	$35,041	$92,409

UTI

Compensation and related costs increased by $4.0 million for the three months ended December 31, 2024, primarily due to instructors and other personnel hired to support the new programs added and overall growth in the student population.

Supplies, maintenance and student expense decreased by $2.7 million for the three months ended December 31, 2024, primarily due to a decrease of $2.9 million in student housing expenses.

Depreciation and amortization expense increased by $0.5 million for the three months ended December 31, 2024, primarily due to capital expenditures related to new equipment for the program expansions.

Concorde

Compensation and related costs increased by $4.4 million for the three months ended December 31, 2024, primarily due to instructors and other personnel hired to support overall student growth and the launch of additional programs.

Other educational services and facilities expense increased during the three months ended December 31, 2024 by $0.6 million primarily due to higher expense for teaching aids in the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2024 were $73.8 million, as compared to $68.1 million for the three months ended December 31, 2023. This increase was primarily due to costs associated with our business strategies.

The following tables set forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended December 31, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,278	$6,086	$5,096	$31,460
Bonus expense	2,813	462	1,337	4,612
Stock-based compensation	328	79	259	666
Compensation and related costs	23,419	6,627	6,692	36,738
Advertising and marketing expense	13,677	7,362	189	21,228
Professional and contract services expense	1,747	746	3,727	6,220
Other selling, general and administrative expenses	7,460	3,602	(1,438)	9,624
Total selling, general and administrative expenses	$46,303	$18,337	$9,170	$73,810

	Three Months Ended December 31, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$18,465	$6,366	$3,563	$28,394
Bonus expense	2,841	720	1,022	4,583
Stock-based compensation	383	8	1,003	1,394
Compensation and related costs	21,689	7,094	5,588	34,371
Advertising and marketing expense	13,353	6,092	—	19,445
Professional and contract services expense	1,703	1,367	2,507	5,577
Other selling, general and administrative expenses	6,170	2,600	(108)	8,662
Total selling, general and administrative expenses	$42,915	$17,153	$7,987	$68,055
UTI
Compensation and related costs increased by $1.7 million for the three months ended December 31, 2024 primarily due to additional headcount hired to support the UTI segment and execution of our business strategies.
Advertising and marketing expense remained relatively flat year over year. UTI advertising and marketing expense as a percentage of revenues decreased to 10.4% for the three months ended December 31, 2024 as compared to 11.6% in the prior year.
Other selling, general and administrative expenses increased by $1.3 million primarily due to higher allocated corporate expenses related to human resources and information technology. This increase is aligned with the growth in headcount to support the UTI segment and our business strategies.

Concorde
Compensation and related costs decreased by $0.5 million for the three months ended December 31, 2024 primarily due to the centralization of more processes at Corporate.
Advertising and marketing increased year over year by $1.3 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended December 31, 2024 and 2023 was 10.5% and 10.3%, respectively.
Professional and contract services expense decreased by $0.6 million for the three months ended December 31, 2024 primarily due to a reduction of outside service expenses as much of the integration activities were completed in the prior year.
Other selling, general and administrative expenses increased by $1.0 million for the three months ended December 31, 2024 primarily related to an increase in software expenses of $0.3 million and an increase in depreciation of $0.4 million due to capital expenditures for integration related items in the prior year.
Corporate
Compensation and related costs increased by $1.1 million three months ended December 31, 2024 primarily due to additional headcount hired to support the execution of our business strategies.
Professional fees and contract services increased by $1.2 million for the three months ended December 31, 2024 primarily due to higher legal expenses of $1.1 million.
Other selling, general and administrative expenses decreased by $1.3 million for the three months ended December 31, 2024 primarily due to higher corporate expenses allocated to the UTI and Concorde segments due to overall increase in expenses compared to the prior period.
Income taxes
Income tax expense for the three months ended December 31, 2024 was $5.4 million, or 19.5% of pre-tax income, compared to $3.2 million, or 23.3% of pre-tax income, for the three months ended December 31, 2023. The effective income tax rate for the three months ended December 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended December 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. See Note 11 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of December 31, 2024, no shares of Series A Convertible Preferred Stock, (the “Series A Preferred Stock”) remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 18 included in our 2024 Annual Report on Form 10-K for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.1 million for the three months ended December 31, 2023.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $22.2 million for the three months ended December 31, 2024 and income available for distribution of $9.3 million for three months ended December 31, 2023.
Income allocated to participating securities
Series A Preferred Stock was considered a participating security because, in the event that we paid a dividend or make a distribution on the outstanding common stock, we should also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends.
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. As such, there was no income allocated to participating securities for the three months ended December 31, 2024. For the three months ended December 31, 2023, there was $2.9 million of income allocated to participating securities.
Net income available to common shareholders
We had net income of $22.2 million and $6.4 million available to common shareholders for the three months ended December 31, 2024 and 2023, respectively.

Non-GAAP Financial Measures
Our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three months ended December 31, 2024 were $35.4 million, compared to $21.4 million for the three months ended December 31, 2023. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Net income	$22,153	$10,389
Interest income	(1,759)	(1,975)
Interest expense	1,673	2,871
Income tax expense	5,376	3,160
Depreciation and amortization	7,999	6,984
EBITDA	$35,442	$21,429

Liquidity and Capital Resources
Overview of Liquidity
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments, and the Revolving Credit Facility will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth, diversification and optimization initiatives throughout the fiscal year and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs in existing markets where we continue to optimize utilization of our campus facilities.
Our aggregate cash and cash equivalents were $172.0 million as of December 31, 2024, an increase of $10.1 million from September 30, 2024 due primarily to cash provided by operating activities of $23.0 million, offset by cash used for purchases of property and equipment of $3.3 million, net repayments of $5.0 million to the revolving credit facility and payment of payroll taxes on stock-based compensation of $4.3 million. We also had available liquidity under the Revolving Credit Facility of $74.0 million as of December 31, 2024.
Strategic Uses of Cash
We believe that uses of our cash resources may include consideration of additional strategic acquisitions and organic growth initiatives, the purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, and cash and cash equivalents, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.
Long-term Debt
As of December 31, 2024, we had $120.4 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and a revolving credit facility. Of the $120.4 million outstanding, $28.2 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $36.7 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $4.5 million relates to a finance lease for a campus within our Concorde segment. The remaining $51.0 million relates to funds drawn from the $125.0 million revolving credit facility that was initially secured in connection with the Concorde acquisition. See Note 9 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the Revolving Credit Facility.
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
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of December 31, 2024, the total face amount of these surety bonds was approximately $22.8 million.
Operating Activities
Our net cash provided by operating activities was $23.0 million for the three months ended December 31, 2024, compared to $10.8 million for the three months ended December 31, 2023.

Net income, after adjustments for non-cash items, for the three months ended December 31, 2024 provided cash of $38.4 million. The non-cash items included $8.0 million for depreciation and amortization expense, $5.6 million for amortization of right-of-use assets for operating leases, $2.1 million for provision for credit losses expense and $0.7 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $15.4 million primarily due to the following:

•The change in our operating lease liabilities used cash of $5.4 million primarily as a result of rent payments.
•The change in deferred revenue used cash of $4.2 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2024 as compared to September 30, 2024.
•The change in accounts payable and accrued expenses used cash of $3.8 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The change in notes receivable used cash of $3.3 million primarily due to higher utilization of UTI’s proprietary loan program.
•The change in prepaid expenses and other current assets used cash of $2.2 million primarily due to the timing of payments.
•The change in other assets used cash of $2.1 million and was primarily attributable to the increase in inventory of student laptops.
•The change in income tax payable/receivable provided cash of $6.4 million primarily due to the timing of tax payments.
Net income, after adjustments for non-cash items, for the three months ended December 31, 2023 provided cash of $25.0 million. The non-cash items included $7.0 million for depreciation and amortization expense, $5.5 million for amortization of right-of-use assets for operating leases, $1.5 million for stock-based compensation expense, and $1.5 million for provision for credit losses.
Changes in operating assets and liabilities used cash of $14.2 million primarily due to the following:
•Changes in our operating lease liabilities, primarily as a result of rent payments, used cash of $4.7 million.
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

Investing Activities

During the three months ended December 31, 2024, cash used in investing activities was $3.3 million for the purchase of property and equipment, primarily to support new program expansions at both UTI and Concorde.

During the three months ended December 31, 2023, cash used in investing activities was $3.8 million for the purchase of property and equipment primarily to support new program expansions at both UTI and Concorde.

Financing Activities

During the three months ended December 31, 2024, cash used in financing activities was $9.3 million which was primarily related to $5.0 million in payments on the Revolving Credit Facility. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $4.3 million, and the repayment of long-term debt of $0.7 million.

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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the three months ended December 31, 2024 from those previously disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposure during the three months ended December 31, 2024. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2024 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part I, Item IA of our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     On December 16, 2024, Sherrell Smith, our Executive Vice President and Chief Academic Officer, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c) (the "10b5-1 Plan"). The 10b5-1 Plan was entered into during an open trading window, provides for a first possible trade date of March 17, 2025, and terminates automatically on the earlier of the execution of all trades contemplated by the 10b5-1 Plan or December 10, 2025. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 130,000 shares of common stock held by Mr. Smith. During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company, other than Mr. Smith, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	February 6, 2025	By:	/s/ Christine C.S. Kline
		Name:	Christine C.S. Kline
		Title:	Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)