Form 10-Q
period 2025-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2025-05-08
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 1, 2025, there were 54,406,215 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2025	September 30, 2024
Assets
Cash and cash equivalents	$95,998	$161,900
Restricted cash	4,515	5,572
Held-to-maturity investments	39,691	—
Receivables, net	31,240	31,096
Notes receivable, current portion	6,334	6,200
Prepaid expenses	14,058	11,945
Other current assets	6,616	5,238
Total current assets	198,452	221,951
Property and equipment, net	263,716	264,797
Goodwill	28,459	28,459
Intangible assets, net	17,782	18,229
Notes receivable, less current portion	39,972	36,267
Right-of-use assets for operating leases	152,118	158,778
Deferred tax assets, net	4,091	3,563
Other assets	15,853	12,531
Total assets	$720,443	$744,575
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$79,757	$83,866
Deferred revenue	74,943	92,538
Operating lease liabilities, current portion	21,927	22,210
Long-term debt, current portion	2,779	2,697
Other current liabilities	5,694	3,652
Total current liabilities	185,100	204,963
Deferred tax liabilities, net	4,696	4,696
Operating lease liabilities	140,586	146,831
Long-term debt	91,642	123,007
Other liabilities	4,506	4,847
Total liabilities	426,530	484,344
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 54,489 and 53,899 shares issued, 54,406 and 53,817 shares outstanding as of March 31, 2025 and September 30, 2024, respectively	5	5
Paid-in capital - common	220,900	220,976
Treasury stock, at cost, 82 shares as of March 31, 2025 and September 30, 2024	(365)	(365)
Retained earnings	72,108	38,509
Accumulated other comprehensive income	1,265	1,106
Total shareholders’ equity	293,913	260,231
Total liabilities and shareholders’ equity	$720,443	$744,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues	$207,447	$184,176	$408,876	$358,871
Operating expenses:
Educational services and facilities	102,488	97,488	202,629	189,897
Selling, general and administrative	88,106	75,496	161,916	143,551
Total operating expenses	190,594	172,984	364,545	333,448
Income from operations	16,853	11,192	44,331	25,423
Other (expense) income:
Interest income	1,629	1,427	3,388	3,402
Interest expense	(1,657)	(2,184)	(3,330)	(5,055)
Other income (expense), net	9	119	(26)	333
Total other (expense) income, net	(19)	(638)	32	(1,320)
Income before income taxes	16,834	10,554	44,363	24,103
Income tax expense (Note 12)	(5,388)	(2,767)	(10,764)	(5,927)
Net income	$11,446	$7,787	$33,599	$18,176
Preferred stock dividends	—	—	—	(1,097)
Income available for distribution	$11,446	$7,787	$33,599	$17,079
Income allocated to participating securities	—	—	—	(2,855)
Net income available to common shareholders	$11,446	$7,787	$33,599	$14,224

Earnings per share (Note 16):
Net income per share - basic	$0.21	$0.14	$0.62	$0.32
Net income per share - diluted	$0.21	$0.14	$0.61	$0.31

Weighted average number of shares outstanding (Note 16):
Basic	54,383	53,757	54,183	45,048
Diluted	55,442	54,770	55,415	46,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$11,446	$7,787	$33,599	$18,176
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of taxes	(386)	353	159	(533)
Comprehensive income	$11,060	$8,140	$33,758	$17,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at September 30, 2024	53,899	$5	—	$—	$220,976	$—	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	—	—	—	22,153	—	22,153
Issuance of common stock under stock-based compensation plans	508	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(169)	—	—	—	(4,332)	—	—	—	—	—	(4,332)
Stock-based compensation	—	—	—	—	720	—	—	—	—	—	720
Issuance of common stock upon exercise of stock options	210	—	—	—	659	—	—	—	—	—	659
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	545	545
Balance as of December 31, 2024	54,448	$5	—	$—	$218,023	$—	(82)	$(365)	$60,662	$1,651	$279,976
Net income	—	—	—	—	—	—	—	—	11,446	—	11,446
Issuance of common stock under stock-based compensation plans	46	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(5)	—	—	—	(147)	—	—	—	—	—	(147)
Stock-based compensation	—	—	—	—	3,024	—	—	—	—	—	3,024
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(386)	(386)
Balance as of March 31, 2025	54,489	$5	—	$—	$220,900	$—	(82)	$(365)	$72,108	$1,265	$293,913

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	10,389	—	10,389
Issuance of common stock under stock-based compensation plans	538	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(178)	—	—	—	(2,054)	—	—	—	—	—	(2,054)
Stock-based compensation	—	—	—	—	1,482	—	—	—	—	—	1,482
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(886)	(886)
Balance as of December 31, 2023	53,814	$5	—	$—	$214,071	$—	(82)	$(365)	$6,897	$1,577	$222,185
Net income	—	—	—	—	—	—	—	—	7,787	—	7,787
Issuance of common stock under stock-based compensation plans	74	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(65)	—	—	—	—	—	(65)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	—	2,353
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	353	353
Balance as of March 31, 2024	53,884	$5	—	$—	$216,359	$—	(82)	$(365)	$14,684	$1,930	$232,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$33,599	$18,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,137	14,186
Amortization of right-of-use assets for operating leases	11,316	10,952
Provision for credit losses	9,554	3,189
Stock-based compensation	3,744	3,835
Deferred income taxes	(476)	(314)
Training equipment credits earned, net	(124)	962
Unrealized gain (loss) on interest rate swaps, net of taxes	159	(533)
Other (gains) losses, net	171	83
Changes in assets and liabilities:
Receivables	(11,258)	(1,641)
Prepaid expenses and other current assets	(4,269)	(4,469)
Other assets	(3,430)	(1,088)
Notes receivable	(3,839)	(4,409)
Accounts payable, accrued expenses and other current liabilities	(3,293)	(1,682)
Deferred revenue	(17,594)	(18,139)
Income tax payable/receivable	3,873	(350)
Operating lease liabilities	(11,185)	(10,139)
Other liabilities	(912)	(274)
Net cash provided by operating activities	22,173	8,345
Cash flows from investing activities:
Purchase of property and equipment	(14,292)	(9,759)
Purchase of held-to-maturity investments	(39,691)	—
Net cash used in investing activities	(53,983)	(9,759)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	20,000
Payments on revolving credit facility	(30,000)	(39,000)
Payment of term loans and finance leases	(1,329)	(1,246)
Preferred share repurchase	—	(11,503)
Payments of preferred stock cash dividend	—	(1,097)
Proceeds from stock option exercises	659	—
Payment of payroll taxes on stock-based compensation through shares withheld	(4,479)	(2,119)
Net cash used in financing activities	(35,149)	(34,965)
Change in cash, cash equivalents and restricted cash	(66,959)	(36,379)
Cash and cash equivalents, beginning of period	161,900	151,547
Restricted cash, beginning of period	5,572	5,377
Cash, cash equivalents and restricted cash, beginning of period	167,472	156,924
Cash and cash equivalents, end of period	95,998	116,099
Restricted cash, end of period	4,515	4,446
Cash, cash equivalents and restricted cash, end of period	$100,513	$120,545

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$7,652	$6,185
Interest paid	3,498	5,476

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$570	$302
Depreciation of training equipment obtained in exchange for services	347	270
Change in accrued capital expenditures during the period	183	(1,786)
Conversion of Series A Preferred Stock	—	63,206
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
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. Additional information about our reportable segments is presented in Note 17.
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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 17 for disaggregated segment revenue information.
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	March 31, 2025	September 30, 2024
Receivables (1)	$80,331	$72,080
Deferred revenue	74,943	92,538
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the six months ended March 31, 2025, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

Note 5 - Investments
In February 2025, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and government bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity. We recorded these at amortized cost and presented them in “Held-to-maturity investments” on our condensed consolidated balance sheet as of March 31, 2025. As of September 30, 2024, there were no outstanding held-to-maturity investments.

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at March 31, 2025 were as follows:

	March 31, 2025
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and government bonds	$39,691	$3	$(24)	$39,670
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

Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$64,598	$64,598	$—	$—
Notes receivable(2)	46,306	—	—	46,306
Total assets at fair value on a recurring basis	$110,904	$64,598	$—	$46,306

Revolving credit facility and term loans(3)	90,443	—	90,443	—
Total liabilities at fair value on a recurring basis	$90,443	$—	$90,443	$—

		Fair Value Measurements Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$94,772	$94,772	$—	$—
Notes receivable(2)	42,467	—	—	42,467
Total assets at fair value on a recurring basis	$137,239	$94,772	$—	$42,467

Revolving credit facility and term loans(3)	121,319	—	121,319	—
Total liabilities at fair value on a recurring basis	$121,319	$—	$121,319	$—
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024.
(2) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024.
(3) The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2025	September 30, 2024
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	166,202	165,667
Leasehold improvements	1-20	95,424	94,473
Training equipment	3-10	117,367	119,171
Office and computer equipment	3-10	37,407	36,454
Curriculum development	3-5	5,431	5,127
Software developed for internal use	1-5	13,045	13,045
Vehicles	5	1,399	1,546
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	10,602	6,314
		478,081	473,001
Less: Accumulated depreciation and amortization		(214,365)	(208,204)
Property and equipment, net		$263,716	$264,797
Depreciation expense related to property and equipment was $7.9 million and $15.7 million for the three and six months ended March 31, 2025, and $7.0 million and $13.8 million for the three and six months ended March 31, 2024.

Note 8 - Leases
As of March 31, 2025, we have facility leases at 29 of our 32 operating campuses, and two non-campus locations under non-cancelable operating or finance leases. Additionally, as part of our growth and diversity strategy, we have signed lease agreements for three new campus locations which are expected to open during fiscal 2026, pending regulatory approvals. During the three months ended March 31, 2025, we recorded the facility lease for the new Concorde co-branded Heartland Dental campus in Fort Meyers, Florida as we took possession to begin our construction. Some of our leases contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of March 31, 2025, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets. As of March 31, 2025, we have entered into two additional facility lease agreements that have not yet commenced with total minimum lease payments of approximately $27.5 million and $18.6 million over a term of 10.5 years and 12 years, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of lease expense during the three and six months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease Expense	2025	2024	2025	2024
Operating lease expense(1)	$7,663	$7,597	$15,265	$15,259
Finance lease expense:
Amortization of leased assets	227	227	454	454
Interest on lease liabilities	65	79	135	161
Variable lease expense	2,537	2,476	5,153	4,837
Sublease income	(30)	(33)	(59)	(65)
Total net lease expense	$10,462	$10,346	$20,948	$20,646
(1)    Excludes the expense for short-term leases, which was not significant for the three and six months ended March 31, 2025 and 2024.
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2025	September 30, 2024
Assets:
Operating lease assets	Right-of-use assets for operating leases	$152,118	$158,778
Finance lease assets	Property and equipment, net(1)	3,482	3,937
Total leased assets		$155,600	$162,715

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$21,927	$22,210
Finance lease liabilities	Long-term debt, current portion(1)	980	934
Non-current
Operating lease liabilities	Operating lease liabilities	140,586	146,831
Finance lease liabilities	Long-term debt	3,335	3,834
Total lease liabilities		$166,828	$173,809
(1) The finance lease assets and liabilities as of March 31, 2025 and September 30, 2024 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $2.1 million and $1.7 million as of March 31, 2025 and September 30, 2024, respectively.

Lease Term and Discount Rate	March 31, 2025	September 30, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.82	7.14
Finance lease	3.83	4.33

Weighted average discount rate:
Operating leases	4.90%	4.87%
Finance lease	6.02%	6.02%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended March 31,
Supplemental Disclosure of Cash Flow and Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,185	$10,139
Financing cash flows from finance leases	453	410

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities(1)	$4,656	$3,921
(1)     During the six months ended, March 31, 2025, we recorded the facility lease for the new Concorde co-branded Heartland Dental campus expected to open in Fort Meyers, Florida during fiscal 2026 as we took possession to begin our construction.

Maturities of lease liabilities were as follows:

	As of March 31, 2025
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2025	$14,682	$602
2026	29,907	1,226
2027	29,394	1,263
2028	27,545	1,301
2029	26,830	439
2030 and thereafter	62,961	—
Total lease payments	191,319	4,831
Less: interest	(28,806)	(516)
Present value of lease liabilities	162,513	4,315
Less: current lease liabilities	(21,927)	(980)
Long-term lease liabilities	$140,586	$3,335

Note 9 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	September 30, 2024
Accounts payable	$19,823	$26,273
Accrued compensation and benefits	34,129	35,660
Accrued tool sets	5,473	4,807
Other accrued expenses	20,332	17,126
Total accounts payable and accrued expenses	$79,757	$83,866

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 10 - Debt

	March 31, 2025			September 30, 2024
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	6.17%	Nov 2027	$26,000	$56,000
Avondale Term Loan(2)	6.37%	May 2028	27,949	28,390
Lisle Term Loan(3)	6.32%	Apr 2029	36,494	36,929
Finance lease(4)	6.02%	Jan 2029	4,315	4,768
Total debt			94,758	126,087
Debt issuance costs presented with debt (5)			(337)	(383)
Total debt, net			94,421	125,704
Less: current portion of long-term debt			(2,779)	(2,697)
Long-term debt			$91,642	$123,007
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
(4)    The finance lease is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 8 for additional details on our finance lease.
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
During the six months ended March 31, 2025, we made payments on the Credit Facility of $30.0 million. The remaining availability under the Credit Facility as of March 31, 2025 was $99.0 million.
Avondale Term Loan
In connection with the Avondale, Arizona building purchase in December 2020, we entered into a credit agreement with Fifth Third Bank (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). The Avondale Term Loan bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046%. Principal and interest payments are due monthly. The Avondale Term Loan is secured by

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, we entered into an interest rate swap agreement with the Avondale Lender. See Note 11 for further discussion on the interest rate swap.
Lisle Term Loan
On April 14, 2022, our consolidated subsidiary, 2611 Corporate West Drive Venture LLC (the “Borrower”), entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire the prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan” and together with the Avondale Term Loan, the “Term Loans”). The Lisle Term Loan bears interest at a rate of one-month Term SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle, Illinois campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement. See Note 11 for further discussion on the interest rate swap.
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility and the Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and debt service coverage ratios. As of March 31, 2025, we were in compliance with all debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2025 and for each fiscal year through the period ended September 30, 2029, and thereafter were as follows at March 31, 2025:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2025	$887	$481	$1,368
2026	1,837	1,029	2,866
2027	27,909	1,131	29,040
2028	26,610	1,239	27,849
2029	33,200	435	33,635
Thereafter	—	—	—
Subtotal	90,443	4,315	94,758
Debt issuance costs presented with debt	(337)	—	(337)
Total	$90,106	$4,315	$94,421

Note 11 - Derivative Financial Instruments
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of March 31, 2025, we estimate that $0.6 million will be reclassified to “Interest expense” within the next twelve months. As of March 31, 2025, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.0 million and $18.2 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024:

Interest Rate Swaps	March 31, 2025	September 30, 2024
Other current assets	$517	$497
Other assets	917	726
Total fair value of assets designated as hedging instruments	$1,434	$1,223
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and six months ended March 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31, 2025
Avondale Swap and Lisle Swap	$(211)	$176

	Six Months Ended March 31, 2025
Avondale Swap and Lisle Swap	$545	$387

	Three Months Ended March 31, 2024
Avondale Swap and Lisle Swap	$(738)	$(267)

	Six Months Ended March 31, 2024
Avondale Swap and Lisle Swap	$174	$(538)

Note 12 - Income Taxes
Our income tax expense for the three months ended March 31, 2025 was $5.4 million, or 32.0% of pre-tax income, compared to $2.8 million, or 26.2% of pre-tax income, for the three months ended March 31, 2024. For the six months ended March 31, 2025, our income tax expense was $10.8 million, or 24.3% of pre-tax income, compared to $5.9 million, or 24.6% of pre-tax income, for the six months ended March 31, 2024. The effective income tax rate for the three and six months ended March

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three and six months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2025, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.

Note 13 - Restructuring Costs
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
The total costs of the restructuring plan are estimated to be approximately $1.2 million and relate to the UTI segment. From announcement through March 31, 2025, we have incurred total restructuring costs of $0.2 million.

There were no restructuring costs expensed during the three months ended March 31, 2025. During the six months ended March 31, 2025, we expensed $43 thousand of restructuring costs primarily related to student financing costs, employee termination costs and tools, with $12 thousand reported in “Educational services and facilities” and the remainder reported in “Selling, general and administrative” on the condensed consolidated statements of operations.

During the three months ended March 31, 2024 and the six months ended March 31, 2024, we expensed $45 thousand of tool related costs and $88 thousand of employee termination and tool related costs, respectively, all of which are reported in “Selling, general and administrative” on the condensed consolidated statements of operations.

As of March 31, 2025, the only remaining cost related to this restructuring is the potential for federal loan discharges which we are estimating could be up to $1.0 million.

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
Note 15 - Shareholders' Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock.
Preferred Stock
As of March 31, 2025 and September 30, 2024, no shares of the Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) remain outstanding.
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
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under the $35.0 million share repurchase program, including during the six months ended March 31, 2025 or 2024.

Note 16 - Earnings per Share
Prior to the preferred stock conversion, we calculated basic and diluted earnings per common share (“EPS”) pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. As noted above in Note 15, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date.
The following table summarizes the computation of basic and diluted EPS and the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Basic earnings per common share:
Net income	$11,446	$7,787	$33,599	$18,176
Less: Preferred stock dividend declared	—	—	—	(1,097)
Net income available for distribution	11,446	7,787	33,599	17,079
Income allocated to participating securities	—	—	—	(2,855)
Net income available to common shareholders	$11,446	$7,787	$33,599	$14,224

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Weighted average basic shares outstanding	54,383	53,757	54,183	45,048

Basic income per share	$0.21	$0.14	$0.62	$0.32
Diluted earnings per common share:
Net income available to common shareholders	$11,446	$7,787	$33,599	$14,224

Weighted average basic shares outstanding	54,383	53,757	54,183	45,048
Dilutive effect related to employee stock plans	1,059	1,013	1,232	1,002
Weighted average diluted shares outstanding	55,442	54,770	55,415	46,050

Diluted income per common share	$0.21	$0.14	$0.61	$0.31

Anti-dilutive shares excluded:
Outstanding stock-based grants	1	—	285	17
Total anti-dilutive shares excluded	1	—	285	17

Note 17 - Segment Information
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
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2025
Revenues	$134,228	$73,219	$—	$207,447
Income (loss) from operations	21,439	8,882	(13,468)	16,853
Depreciation and amortization	5,971	1,850	317	8,138
Net income (loss)	20,179	8,837	(17,570)	11,446

Three Months Ended March 31, 2024
Revenues	$123,323	$60,853	$—	$184,176
Income (loss) from operations	18,086	3,246	(10,140)	11,192
Depreciation and amortization	5,684	1,217	301	7,202
Net income (loss)	16,616	3,320	(12,149)	7,787

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
Six Months Ended March 31, 2025
Revenues	$265,706	$143,170	$—	$408,876
Income (loss) from operations	46,892	20,077	(22,638)	44,331
Depreciation and amortization	11,942	3,559	636	16,137
Net income (loss)	44,507	20,002	(30,910)	33,599

Six Months Ended March 31, 2024
Revenues	$238,697	$120,174	$—	$358,871
Income (loss) from operations	33,177	10,373	(18,127)	25,423
Depreciation and amortization	11,178	2,371	637	14,186
Net income (loss)	30,213	10,493	(22,530)	18,176

As of March 31, 2025
Total assets	$441,775	$123,733	$154,935	$720,443

As of September 30, 2024
Total assets	$440,764	$125,212	$178,599	$744,575

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
Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining three Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of March 31, 2025, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2024 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.
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

Overview of the Three and Six Months Ended March 31, 2025

Student Metrics

	Three Months Ended			Six Months Ended
	March 31,		%	March 31,		%
	2025	2024	Change	2025	2024	Change
UTI
Total new student starts	3,591	2,840	26.4%	6,344	5,154	23.1%
Average full-time active students	14,777	13,810	7.0%	15,121	14,065	7.5%
End of period full-time active students	14,959	13,590	10.1%	14,959	13,590	10.1%
Concorde
Total new student starts	3,059	2,640	15.9%	5,619	4,672	20.3%
Average full-time active students	9,827	8,506	15.5%	9,713	8,375	16.0%
End of period full-time active students	9,892	8,487	16.6%	9,892	8,487	16.6%
Consolidated
Total new student starts	6,650	5,480	21.4%	11,963	9,826	21.7%
Average full-time active students	24,604	22,316	10.3%	24,834	22,440	10.7%
End of period full-time active students	24,851	22,077	12.6%	24,851	22,077	12.6%
For the three and six months ended March 31, 2025, the increase in consolidated and segment new student starts, average full-time active students and end of period full-time active students was primarily due to new program rollouts and increased student demand for existing programs across both segments as compared to the prior year. In the UTI segment, increases to our student population during the three and six months ended March 31, 2025 were driven by the successful launch of three new HVAC and refrigeration programs launched in the second half of fiscal 2024 and two new HVACR programs in fiscal 2025. The Concorde segment benefited from the launch of five new programs at three campuses during fiscal 2024, and the introduction of new cash pay “short programs” at a number of campuses.

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

Operations

Revenues for the three months ended March 31, 2025 were $207.4 million, an increase of $23.3 million, or 12.6%, from the comparable period in the prior year. UTI revenues increased by approximately $10.9 million, or 8.8%, and Concorde revenues increased by approximately $12.4 million, or 20.3%. Both segment increases were primarily driven by the higher average full-time active students.
Revenues for the six months ended March 31, 2025 were $408.9 million, an increase of $50.0 million, or 13.9%, from the comparable period in the prior year. UTI revenues increased by approximately $27.0 million, or 11.3%, and Concorde revenues increased by approximately $23.0 million, or 19.1%. Both segment increases were primarily driven by the higher average full-time active students.
Total income from operations was $16.9 million and $44.3 million during the three and six months ended March 31, 2025, compared to $11.2 million and $25.4 million for the three and six months ended March 31, 2024. The increase for the three and six months ended March 31, 2025 was primarily driven by the increased revenues from the larger student population. Additionally, productivity improvements and proactive cost reductions have been a key part of our operating model for the past several years, and we continue to identify and execute on optimization opportunities throughout our operations in both segments.

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

During the six months ended March 31, 2025, we executed the following as part of our business strategy:
•UTI announced Atlanta, Georgia as the location of its next UTI division campus (“UTI Atlanta”), continuing the company's execution of its North Star strategy. Pending regulatory approvals, UTI Atlanta will open in 2026.
•UTI announced the division’s second new campus will be in San Antonio, Texas (“UTI San Antonio”). This new campus, once open, will be our first skilled trades and energy education focused campus. Similar to above, pending regulatory approvals, UTI San Antonio will open in 2026, bringing the total number of UTI campuses nationwide to 17.
•Concorde signed a new facility lease agreement related to our partnership with Heartland Dental to construct a new co-branded campus in Fort Myers, Florida, which is expected to open in early fiscal 2026. Construction began during the second quarter of 2025.
•UTI has announced the expansion of its successful Manufacturer Specific Advanced Training program by adding Tesla's START Collision Repair program. Tesla's START program is an intensive training program that prepares workers for successful careers at Tesla and will be will be available at the Long Beach, California campus beginning in the third quarter of 2025.
•UTI launched its HVACR program at the Sacramento, California and Orlando, Florida campuses in March 2025. The program covers topics such as air handling, AC and DC circuits, sheet metal ductwork, and troubleshooting.
•UTI announced the expansion of its core automotive program to include new Battery Hybrid Electric Vehicle and Electric Vehicle (“EV”) courses with roll out completed during the first quarter of 2025 at the Avondale, Arizona and Orlando, Florida campuses. Further rollout was completed during the second quarter of 2025 at the following campuses: Bloomfield, New Jersey; Dallas, Texas; Austin, Texas; and Houston, Texas. The program is expected to launch at the Miramar, Florida campus during the third quarter of 2025. This expansion builds on existing EV training at UTI's California campuses and covers topics such as high-voltage vehicle operation, electric vehicle components, diagnosis, and service.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 18 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.4%	52.9%
Selling, general and administrative	42.5%	41.0%
Total operating expenses	91.9%	93.9%
Income from operations	8.1%	6.1%
Interest income	0.8%	0.8%
Interest expense	(0.8)%	(1.2)%
Other income (expense), net	—%	0.1%
Total other income (expense), net	—%	(0.3)%
Income before income taxes	8.1%	5.7%
Income tax expense	(2.6)%	(1.5)%
Net income	5.5%	4.2%
Preferred stock dividends	—%	—%
Income available for distribution	5.5%	4.2%
Income allocated to participating securities	—%	—%
Net income available to common shareholders	5.5%	4.2%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$134,228	$73,219	$207,447	$123,323	$60,853	$184,176
Year over Year % Change	8.8%	20.3%	12.6%

Revenues for the three months ended March 31, 2025 were $207.4 million, an increase of $23.3 million, or 12.6%, as compared to revenues of $184.2 million for the three months ended March 31, 2024.

UTI

Revenues for UTI for the three months ended March 31, 2025 were $134.2 million compared to $123.3 million in the prior period. Revenue increased primarily due to a 26.4% increase in new student starts and an 7.0% increase in average full-time active students from the prior period.

Concorde

Revenues for Concorde for the three months ended March 31, 2025 were $73.2 million compared to $60.9 million in the prior period. Revenues increased primarily due to a 15.9% increase new student starts and a 15.5% increase in average full-time active students from the prior period.

Educational services and facilities expenses

Educational services and facilities expenses were $102.5 million for the three months ended March 31, 2025, as compared to $97.5 million for the three months ended March 31, 2024. This increase was primarily due to the increased student volumes during the period and costs associated with execution of our business strategies, partially offset by cost savings from our operational initiatives.

The following tables set forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended March 31, 2025
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$32,860	$26,499	$59,359
Bonus expense	723	547	1,270
Stock-based compensation	150	—	150
Compensation and related costs	33,733	27,046	60,779
Occupancy costs	7,781	5,427	13,208
Supplies, maintenance and student expense	6,470	3,948	10,418
Depreciation and amortization expense	5,939	1,597	7,536
Contract services expense	1,083	588	1,671
Other educational services and facilities expense	5,860	3,016	8,876
Total educational services and facilities expense	$60,866	$41,622	$102,488

	Three Months Ended March 31, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$30,655	$23,768	$54,423
Bonus expense	746	333	1,079
Stock-based compensation	104	—	104
Compensation and related costs	31,505	24,101	55,606
Occupancy costs	7,586	5,424	13,010
Supplies, maintenance and student expense	8,102	4,351	12,453
Depreciation and amortization expense	5,585	754	6,339
Contract services expense	1,151	526	1,677
Other educational services and facilities expense	6,171	2,232	8,403
Total educational services and facilities expense	$60,100	$37,388	$97,488

UTI

Compensation and related costs increased by $2.2 million for the three months ended March 31, 2025, primarily due to instructors and other personnel hired to support the newly launched programs and overall growth in the student population.

Supplies, maintenance and student expense decreased by $1.6 million for the three months ended March 31, 2025, primarily due to a decrease of $1.6 million in student housing expenses.

Concorde

Compensation and related costs increased by $2.9 million for the three months ended March 31, 2025, primarily due to instructors and other personnel hired to support overall student growth and the launch of additional programs.

Depreciation and amortization expense increased by $0.8 million during the three months ended March 31, 2025, primarily due to capital expenditures related to new equipment, leasehold improvements, and program expansions to support a higher volume of students.

Other educational services and facilities expense increased by $0.8 million during the three months ended March 31, 2025, primarily due to higher expenses for training aids and insurance.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $88.1 million, as compared to $75.5 million for the three months ended March 31, 2024. This increase was primarily due to costs associated with our business strategies.

The following tables set forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended March 31, 2025
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,448	$6,798	$5,945	$33,191
Bonus expense	3,319	691	2,430	6,440
Stock-based compensation	417	189	2,268	2,874
Compensation and related costs	24,184	7,678	10,643	42,505
Advertising and marketing expense	15,849	7,895	211	23,955
Professional and contract services expense	2,036	738	4,126	6,900
Other selling, general and administrative expenses	9,854	6,404	(1,512)	14,746
Total selling, general and administrative expenses	$51,923	$22,715	$13,468	$88,106

	Three Months Ended March 31, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,105	$7,173	$3,862	$31,140
Bonus expense	2,677	496	1,128	4,301
Stock-based compensation	209	69	1,972	2,250
Compensation and related costs	22,991	7,738	6,962	37,691
Advertising and marketing expense	13,900	7,040	211	21,151
Professional and contract services expense	1,620	2,232	3,014	6,866
Other selling, general and administrative expenses	6,626	3,209	(47)	9,788
Total selling, general and administrative expenses	$45,137	$20,219	$10,140	$75,496
UTI
Compensation and related costs increased by $1.2 million for the three months ended March 31, 2025 primarily due to additional headcount hired to support the UTI segment and execution of our business strategies.
Advertising and marketing expense increased year over year by $1.9 million. UTI advertising and marketing expense as a percentage of revenues increased to 11.8% for the three months ended March 31, 2025 as compared to 11.3% in the prior year.

Other selling, general and administrative expenses increased by $3.2 million primarily due to a $2.1 million increase in allocated corporate expenses related to human resources and information technology due to growth in headcount to support the UTI segment and our business strategies. Additionally, the provision for credit losses increased by $1.6 million over the prior year as a result of higher revenue and student volumes.
Concorde
Compensation and related costs decreased by $0.1 million for the three months ended March 31, 2025 primarily due to continued integration activities and the centralization of more processes within the Corporate division.
Advertising and marketing increased year over year by $0.9 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended March 31, 2025 and 2024 was 10.8% and 11.6%, respectively.
Professional and contract services expense decreased by $1.5 million for the three months ended March 31, 2025 primarily due to a reduction of legal and outside service expenses as several of the integration activities were completed in the prior year.
Other selling, general and administrative expenses increased by $3.2 million for the three months ended March 31, 2025 primarily related to an increase in the provision for credit losses of $2.7 million and an increase in software expenses of $0.4 million. These increases are aligned with higher revenue and higher capital expenditures to support larger student volumes.
Corporate
Compensation and related costs increased by $3.7 million three months ended March 31, 2025 primarily due to additional headcount hired to support the execution of our business strategies.
Professional fees and contract services increased by $1.1 million for the three months ended March 31, 2025 primarily due to consulting costs incurred for a potential acquisition of $0.9 million.
Other selling, general and administrative expenses decreased by $1.5 million for the three months ended March 31, 2025 primarily due to $2.4 million higher corporate expenses related to human resources and information technology allocated to the UTI and Concorde segments due to overall increase in expenses compared to the prior period. This decrease is partially offset by a $0.5 million increase in software expense and a $0.3 million increase in employment advertising.
Income taxes
Income tax expense for the three months ended March 31, 2025 was $5.4 million, or 32.0% of pre-tax income, compared to $2.8 million, or 26.2% of pre-tax income, for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of March 31, 2025, no shares of Series A Convertible Preferred Stock, (the “Series A Preferred Stock”) remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 18 included in our 2024 Annual Report on Form 10-K for additional details on the conversion of our Series A Preferred Stock.
There was no preferred stock cash dividend for the three months ended March 31, 2024.

Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $11.4 million for the three months ended March 31, 2025 and income available for distribution of $7.8 million for three months ended March 31, 2024.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. As such, there was no income allocated to participating securities for the three months ended March 31, 2025 and 2024.
Net income available to common shareholders
We had net income of $11.4 million and $7.8 million available to common shareholders for the three months ended March 31, 2025 and 2024, respectively.

Results of Operations: Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2025	2024
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.6%	52.9%
Selling, general and administrative	39.6%	40.0%
Total operating expenses	89.2%	92.9%
Income from operations	10.8%	7.1%
Interest income	0.8%	0.9%
Interest expense	(0.8)%	(1.4)%
Other income (expense), net	—%	0.1%
Total other (expense), net	—%	(0.4)%
Income before income taxes	10.8%	6.7%
Income tax expense	(2.6)%	(1.7)%
Net income	8.2%	5.1%
Preferred stock dividends	—%	(0.3)%
Income available for distribution	8.2%	4.8%
Income allocated to participating securities	—%	(0.8)%
Net income available to common shareholders	8.2%	4.0%

Revenues

The following table presents revenue by segment (in thousands):

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$265,706	$143,170	$408,876	$238,697	$120,174	$358,871
Year over Year % Change	11.3%	19.1%	13.9%

Revenues for the six months ended March 31, 2025 were $408.9 million, an increase of $50.0 million, or 13.9%, as compared to revenues of $358.9 million for the six months ended March 31, 2024.

UTI
Revenues for UTI for the six months ended March 31, 2025 were $265.7 million compared to $238.7 million in the prior year period. Revenue increased primarily due to a 23.1% increase in new student starts and a 7.5% increase in average full-time active students from the prior period. This increase in revenue is also related to an overall increase in average revenue per student.
Concorde

Revenues for Concorde for the six months ended March 31, 2025 were $143.2 million compared to $120.2 million in the prior year period. Revenues increased primarily due to an 20.3% increase in new student starts and a 16.0% increase in average full-time active students from the prior period.
Educational services and facilities expenses

Educational services and facilities expenses were $202.6 million for the six months ended March 31, 2025, as compared to $189.9 million for the six months ended March 31, 2024, which was primarily due to the increased student volumes during the period and costs associated with execution of our business strategies, partially offset by cost savings from our operational initiatives.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Six Months Ended March 31, 2025
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$63,698	$52,387	$116,085
Bonus expense	1,477	1,043	2,520
Stock-based compensation	204	—	204
Compensation and related costs	65,379	53,430	118,809
Occupancy costs	15,392	10,833	26,225
Supplies and maintenance and student expense	14,163	8,041	22,204
Depreciation and amortization expense	11,878	3,050	14,928
Contract services expense	2,034	1,181	3,215
Other educational services and facilities expense	11,742	5,506	17,248
Total educational services and facilities expense	$120,588	$82,041	$202,629

	Six Months Ended March 31, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$57,558	$45,594	$103,152
Bonus expense	1,399	470	1,869
Stock-based compensation	191	—	191
Compensation and related costs	59,148	46,064	105,212
Occupancy costs	15,044	10,987	26,031
Supplies, maintenance and student expense	18,515	8,212	26,727
Depreciation and amortization expense	10,977	2,012	12,989
Contract services expense	2,035	1,029	3,064
Other educational services and facilities expense	11,749	4,125	15,874
Total educational services and facilities expense	$117,468	$72,429	$189,897
UTI
Compensation and related costs increased by $6.2 million for the six months ended March 31, 2025 primarily due to instructors and other personnel hired to support the new programs added and overall growth in the student population.
Supplies, maintenance and student expense decreased by $4.4 million for the six months ended March 31, 2025 primarily due to a decrease in student housing expenses.
Depreciation and amortization expense increased by $0.9 million for the six months ended March 31, 2025 primarily due to increased capital expenditures related to the new program launches and expansions.
Concorde
Compensation and related costs increased by $7.4 million for the six months ended March 31, 2025 primarily due to increased instructors and other personnel hired to support overall growth in the student population and new program expansions.
Depreciation and amortization expense increased by $1.0 million during the six months ended March 31, 2025, primarily due to capital expenditures related to new equipment and leasehold improvements to support a higher volume of students.
Other educational services and facilities expense increased by $1.4 million during the six months ended March 31, 2025, primarily due to higher expense for training aids and insurance.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended March 31, 2025 were $161.9 million. This represents an increase of $18.4 million, as compared to $143.6 million for the six months ended March 31, 2024, which is primarily due to costs associated with our business strategies.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Six Months Ended March 31, 2025
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$40,726	$12,884	$11,041	$64,651
Bonus expense	6,132	1,153	3,767	11,052
Stock-based compensation	745	268	2,527	3,540
Compensation and related costs	47,603	14,305	17,335	79,243
Advertising and marketing expense	29,526	15,257	400	45,183
Professional and Contract services expense	3,783	1,484	7,853	13,120
Other selling, general and administrative expenses	17,314	10,006	(2,950)	24,370
Total selling, general and administrative expenses	$98,226	$41,052	$22,638	$161,916

	Six Months Ended March 31, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$38,571	$13,539	$7,425	$59,535
Bonus expense	5,518	1,216	2,150	8,884
Stock-based compensation	592	77	2,975	3,644
Compensation and related costs	44,681	14,832	12,550	72,063
Advertising and marketing expense	27,253	13,132	211	40,596
Professional and Contract services expense	3,323	3,599	5,521	12,443
Other selling, general and administrative expenses	12,796	5,808	(155)	18,449
Total selling, general and administrative expenses	$88,053	$37,371	$18,127	$143,551
UTI
Compensation and related costs increased by $2.9 million for the six months ended March 31, 2025 primarily due to an increase in headcount to support the UTI segment and execution of our business strategies.
Advertising and marketing expense increased by $2.3 million for the six months ended March 31, 2025. Advertising and marketing expense as a percentage of revenues decreased to 11.1% for the six months ended March 31, 2025 as compared to 11.4% in the prior year.
Other selling, general and administrative expenses increased by $4.5 million for the six months ended March 31, 2025 primarily due to a $3.2 million increase in allocated corporate expenses related to human resources and information technology due to growth in headcount to support the UTI segment and our business strategies. Additionally, the provision for credit losses increased by $2.1 million over the prior year as a result of higher revenue and student volumes.
Concorde
Concorde compensation and related costs decreased by $0.5 million for the six months ended March 31, 2025 primarily due to continued integration activities and the centralization of more processes within the Corporate division.
Advertising and marketing expense increased by $2.1 million for the six months ended March 31, 2025. Advertising and marketing expense as a percentage of revenues decreased to 10.7% for the six months ended March 31, 2025 as compared to 10.9% in the prior year period.

Other selling, general and administrative expense increased by $4.2 million for the six months ended March 31, 2025 primarily related to an increase in the provision for credit losses of $2.8 million, an increase in software expenses of $0.8 million, and an increase in allocated corporate expenses related to human resources of $0.4 million. These increases are aligned with higher revenue and higher capital expenditures to support larger student volumes.

Corporate
Corporate compensation and related costs for increased by $4.8 million for the six months ended March 31, 2025 primarily due to additional headcount hired to support the execution of our business strategies.
Professional and contract services expense increased by $2.3 million for the six months ended March 31, 2025 due to an increase in consulting expenses of $1.0 million and an increase in legal expenses of $1.3 million.
Other selling, general and administrative expenses decreased by $2.8 million for the six months ended March 31, 2025 primarily due to $3.6 million higher corporate expenses related to human resources and information technology allocated to the UTI and Concorde segments due to an overall increase in expenses compared to the prior period. This decrease is partially offset by a $0.7 million increase in software expense.
Income taxes
Our income tax expense for the six months ended March 31, 2025 was $10.8 million, or 24.3% of pre-tax income, compared to $5.9 million, or 24.6% of pre-tax income, for the six months ended March 31, 2024. The effective income tax rate for the six months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the six months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of March 31, 2025, no shares of the Series A Preferred Stock remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the Certificate of Designations, we recorded a preferred stock cash dividend of $1.1 million for the six months ended March 31, 2024.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $33.6 million and $17.1 million for the six months ended March 31, 2025 and 2024, respectively.
Income allocated to participating securities
Our previously outstanding Series A Preferred Stock was considered a participating security because, in the event that we paid a dividend or made a distribution on the outstanding common stock, we were required to pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends.
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. There was no income allocated to participating securities for the six months ended March 31, 2025. The amount of income allocated to the participating securities for the six months ended March 31, 2024 was $2.9 million.
Net income available to common shareholders
After allocating the income to the participating securities, we had $33.6 million and $14.2 million of net income available to common shareholders for the six months ended March 31, 2025 and 2024, respectively.

Non-GAAP Financial Measures
Our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended March 31, 2025 were $25.0 million and $60.4 million, respectively, compared to $18.5 million and $39.9 million for the three and six months ended March 31, 2024. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income	$11,446	$7,787	$33,599	$18,176
Interest income	(1,629)	(1,427)	(3,388)	(3,402)
Interest expense	1,657	2,184	3,330	5,055
Income tax expense	5,388	2,767	10,764	5,927
Depreciation and amortization	8,138	7,202	16,137	14,186
EBITDA	$25,000	$18,513	$60,442	$39,942

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
Our aggregate cash and cash equivalents were $96.0 million as of March 31, 2025, a decrease of $65.9 million from September 30, 2024 due primarily to cash used for purchases of held-to-maturity investments of $39.7 million and repayments of $31.3 million to the Revolving Credit Facility, term loans and finance leases. Our available liquidity under the Revolving Credit Facility was $99.0 million as of March 31, 2025.
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
Long-term Debt
As of March 31, 2025, we had $94.8 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our Revolving Credit Facility. Of the $94.8 million outstanding, $27.9 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $36.5 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $4.3 million relates to a finance lease for a campus within our Concorde segment. The remaining $26.0 million relates to funds drawn from the $125.0 million Revolving Credit Facility that was initially secured in connection with the Concorde acquisition. See Note 10 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the Revolving Credit Facility.
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
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of March 31, 2025, the total face amount of these surety bonds was approximately $22.9 million.
Operating Activities
Our net cash provided by operating activities was $22.2 million for the six months ended March 31, 2025, compared to $8.3 million for the six months ended March 31, 2024.

Net income, after adjustments for non-cash items, for the six months ended March 31, 2025 provided cash of $74.1 million. The non-cash items included $16.1 million for depreciation and amortization expense, $11.3 million for amortization of right-of-use assets for operating leases, $9.6 million for provision for credit losses expense, and $3.7 million for stock-based compensation expense.
Changes in operating assets and liabilities used cash of $51.9 million primarily due to the following:

•The change in deferred revenue used cash of $17.6 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2025 as compared to September 30, 2024.
•The change in receivables used cash of $11.3 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The change in our operating lease liabilities used cash of $11.2 million primarily as a result of rent payments.
•The change in prepaid expenses and other current assets used cash of $4.3 million primarily due to the timing of payments.

•The change in income tax payable/receivable provided cash of $3.9 million primarily due to the timing of tax payments.
•The change in notes receivable used cash of $3.8 million primarily due to higher utilization of UTI’s proprietary loan program.
•The change in other assets used cash of $3.4 million and was primarily attributable to the increase in notes receivable related to retail installment contracts.
•The change in accounts payable and accrued expenses used cash of $3.3 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
Net income, after adjustments for non-cash items, for the six months ended March 31, 2024 provided cash of $50.5 million. The non-cash items included $14.2 million for depreciation and amortization expense, $11.0 million for amortization of right-of-use assets for operating leases, $3.8 million for stock-based compensation expense, and $3.2 million for provision for credit losses.
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

Investing Activities

During the six months ended March 31, 2025, cash used in investing activities was $54.0 million, which included the purchase of held-to-maturity investments of $39.7 million and the purchase of property and equipment of $14.3 million to support new campus and program expansions at both UTI and Concorde.

During the six months ended March 31, 2024, cash used in investing activities was $9.8 million for the purchase of property and equipment to support new program expansion at both UTI and Concorde.

Financing Activities

During the six months ended March 31, 2025, cash used in financing activities was $35.1 million which was primarily related to $30.0 million in payments on the Revolving Credit Facility. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $4.5 million, and the repayment of long-term debt of $1.3 million, offset by $0.7 million related to proceeds of from stock option exercises.

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

Seasonality and Trends
Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in the total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, UTI has had lower student populations in the third quarter than in the remainder of the year because fewer students are enrolled during the summer months. Additionally, UTI has had higher student populations in the fourth quarter than in the remainder of the year because more students enroll during this period. Concorde typically has higher student populations in January and August through October for its core programs and in February for its clinical programs. UTI and Concorde core program expenses do not vary significantly with changes in student population and revenues. Concorde clinical program expenses fluctuate based on the academic calendar and season due to the timing of clinical starts. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. However, such patterns may change as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the six months ended March 31, 2025 from those previously disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposure during the six months ended March 31, 2025. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2024 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item 1A of our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
10.1*†	Offer Letter with Bruce Schuman dated January 27, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*     Filed herewith.
+    Furnished herewith.
†    Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 8, 2025	By:	/s/ Bruce Schuman
		Name:	Bruce Schuman
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2025	By:	/s/ Christine C.S. Kline
		Name:	Christine C.S. Kline
		Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)