Form 10-Q
period 2025-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2025-08-07
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 1, 2025, there were 54,423,611 shares outstanding of the registrant's common stock.

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
•shifts in higher education laws, regulation and policy at the federal and state levels;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$70,672	$161,900
Restricted cash	2,727	5,572
Held-to-maturity investments	47,162	—
Receivables, net	37,206	31,096
Notes receivable, current portion	6,504	6,200
Prepaid expenses	13,947	11,945
Other current assets	6,962	5,238
Total current assets	185,180	221,951
Property and equipment, net	267,717	264,797
Goodwill	28,459	28,459
Intangible assets, net	17,567	18,229
Notes receivable, less current portion	40,014	36,267
Right-of-use assets for operating leases	175,382	158,778
Deferred tax assets, net	2,953	3,563
Other assets	23,487	12,531
Total assets	$740,759	$744,575
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$91,278	$83,866
Deferred revenue	67,043	92,538
Operating lease liabilities, current portion	18,733	22,210
Long-term debt, current portion	2,822	2,697
Other current liabilities	5,149	3,652
Total current liabilities	185,025	204,963
Deferred tax liabilities, net	4,696	4,696
Operating lease liabilities	168,508	146,831
Long-term debt	70,942	123,007
Other liabilities	4,801	4,847
Total liabilities	433,972	484,344
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 54,506 and 53,899 shares issued, 54,424 and 53,817 shares outstanding as of June 30, 2025 and September 30, 2024, respectively	5	5
Paid-in capital - common	223,362	220,976
Treasury stock, at cost, 82 shares as of June 30, 2025 and September 30, 2024	(365)	(365)
Retained earnings	82,771	38,509
Accumulated other comprehensive income	1,014	1,106
Total shareholders’ equity	306,787	260,231
Total liabilities and shareholders’ equity	$740,759	$744,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$204,298	$177,458	$613,174	$536,329
Operating expenses:
Educational services and facilities	105,604	95,277	308,233	285,174
Selling, general and administrative	84,542	74,735	246,458	218,286
Total operating expenses	190,146	170,012	554,691	503,460
Income from operations	14,152	7,446	58,483	32,869
Other income (expense):
Interest income	1,445	1,440	4,833	4,842
Interest expense	(1,394)	(2,149)	(4,724)	(7,204)
Other income (expense), net	149	20	123	353
Total other income (expense), net	200	(689)	232	(2,009)
Income before income taxes	14,352	6,757	58,715	30,860
Income tax expense (Note 12)	(3,689)	(1,772)	(14,453)	(7,699)
Net income	$10,663	$4,985	$44,262	$23,161
Preferred stock dividends	—	—	—	(1,097)
Income available for distribution	$10,663	$4,985	$44,262	$22,064
Income allocated to participating securities	—	—	—	(2,855)
Net income available to common shareholders	$10,663	$4,985	$44,262	$19,209

Earnings per share (Note 16):
Net income per share - basic	$0.20	$0.09	$0.82	$0.40
Net income per share - diluted	$0.19	$0.09	$0.80	$0.39

Weighted average number of shares outstanding (Note 16):
Basic	54,412	53,805	54,260	47,956
Diluted	55,635	54,951	55,502	49,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$10,663	$4,985	$44,262	$23,161
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps, net of taxes	(251)	(6)	(92)	(539)
Comprehensive income	$10,412	$4,979	$44,170	$22,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at September 30, 2024	53,899	$5	—	$—	$220,976	$—	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	—	—	—	22,153	—	22,153
Issuance of common stock under stock-based compensation plans	508	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(169)	—	—	—	(4,332)	—	—	—	—	—	(4,332)
Stock-based compensation	—	—	—	—	720	—	—	—	—	—	720
Issuance of common stock upon exercise of stock options	210	—	—	—	659	—	—	—	—	—	659
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	545	545
Balance as of December 31, 2024	54,448	$5	—	$—	$218,023	$—	(82)	$(365)	$60,662	$1,651	$279,976
Net income	—	—	—	—	—	—	—	—	11,446	—	11,446
Issuance of common stock under stock-based compensation plans	46	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(5)	—	—	—	(147)	—	—	—	—	—	(147)
Stock-based compensation	—	—	—	—	3,024	—	—	—	—	—	3,024
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(386)	(386)
Balance as of March 31, 2025	54,489	$5	—	$—	$220,900	$—	(82)	$(365)	$72,108	$1,265	$293,913
Net income	—	—	—	—	—	—	—	—	10,663	—	10,663
Issuance of common stock under stock-based compensation plans	23	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(6)	—	—	—	(196)	—	—	—	—	—	(196)
Stock-based compensation	—	—	—	—	2,658	—	—	—	—	—	2,658
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(251)	(251)
Balance as of June 30, 2025	54,506	$5	—	$—	$223,362	$—	(82)	$(365)	$82,771	$1,014	$306,787

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands) (Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	10,389	—	10,389
Issuance of common stock under stock-based compensation plans	538	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(178)	—	—	—	(2,054)	—	—	—	—	—	(2,054)
Stock-based compensation	—	—	—	—	1,482	—	—	—	—	—	1,482
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(886)	(886)
Balance as of December 31, 2023	53,814	$5	—	$—	$214,071	$—	(82)	$(365)	$6,897	$1,577	$222,185
Net income	—	—	—	—	—	—	—	—	7,787	—	7,787
Issuance of common stock under stock-based compensation plans	74	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(65)	—	—	—	—	—	(65)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	—	2,353
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	353	353
Balance as of March 31, 2024	53,884	$5	—	$—	$216,359	$—	(82)	$(365)	$14,684	$1,930	$232,613
Net income	—	—	—	—	—	—	—	—	4,985	—	4,985
Issuance of common stock under stock-based compensation plans	15	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(5)	—	—	—	(72)	—	—	—	—	—	(72)
Stock-based compensation	—	—	—	—	1,863	—	—	—	—	—	1,863
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2024	53,894	$5	—	$—	$218,150	$—	(82)	$(365)	$19,669	$1,924	$239,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$44,262	$23,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,452	21,562
Amortization of right-of-use assets for operating leases	17,492	16,468
Provision for credit losses	15,063	5,066
Stock-based compensation	6,402	5,698
Deferred income taxes	579	(2,336)
Training equipment credits earned, net	(108)	1,309
Unrealized loss on interest rate swaps, net of taxes	(92)	(539)
Other losses, net	1,179	137
Changes in assets and liabilities:
Receivables	(21,895)	(9,867)
Prepaid expenses and other current assets	(4,499)	(7,316)
Other assets	(5,383)	(2,380)
Notes receivable	(4,051)	(4,695)
Accounts payable, accrued expenses and other current liabilities	6,455	9,033
Deferred revenue	(25,495)	(19,761)
Income tax payable/receivable	3,598	(342)
Operating lease liabilities	(16,758)	(15,946)
Other liabilities	(975)	(891)
Net cash provided by operating activities	40,226	18,361
Cash flows from investing activities:
Purchase of property and equipment	(25,499)	(16,769)
Purchase of held-to-maturity investments	(54,648)	—
Proceeds received upon maturity of investments	1,874	—
Proceeds from insurance policy	—	261
Net cash used in investing activities	(78,273)	(16,508)
Cash flows from financing activities:
Proceeds from revolving credit facility	6,000	36,000
Payments on revolving credit facility	(56,000)	(59,000)
Payment of term loans and finance leases	(2,010)	(1,870)
Preferred share repurchase	—	(11,503)
Payments of preferred stock cash dividend	—	(1,097)
Proceeds from stock option exercises	659	—
Payment of payroll taxes on stock-based compensation through shares withheld	(4,675)	(2,191)
Net cash used in financing activities	(56,026)	(39,661)
Change in cash, cash equivalents and restricted cash	(94,073)	(37,808)
Cash and cash equivalents, beginning of period	161,900	151,547
Restricted cash, beginning of period	5,572	5,377
Cash, cash equivalents and restricted cash, beginning of period	167,472	156,924
Cash and cash equivalents, end of period	70,672	115,505
Restricted cash, end of period	2,727	3,611
Cash, cash equivalents and restricted cash, end of period	$73,399	$119,116

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$10,364	$9,968
Interest paid	4,946	8,052

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$930	$702
Depreciation of training equipment obtained in exchange for services	502	412
Change in accrued capital expenditures during the period	(1,321)	(1,263)
Conversion of Series A Preferred Stock	—	63,206
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
Universal Technical Institute (“UTI”): UTI operates 15 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs. UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.
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
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), which are administered by the U.S. Department of Education (“ED”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 23 on “Government Regulation and Financial Aid” included in our 2024 Annual Report on Form 10-K.
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Effective in Fiscal 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We will be adding the necessary additional disclosures to conform to this standard beginning with the filing of our Form 10-K for fiscal 2025 and Form 10-Q for the first quarter of fiscal 2026.
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
Effective in Fiscal 2027
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326‑20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets. Entities are required to disclose whether they elected the practical expedient and, if applicable, the cut‑off date for evaluating subsequent collections. This new guidance is effective on a prospective basis for annual periods beginning after December 15, 2025 and interim reporting periods beginning after December 15, 2026. Early adoption is permitted in both interim and annual financial statements that have not yet been issued. We are currently evaluating the impact this ASU may have on our financial statement disclosures.
Effective in Fiscal 2028
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. As clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the effective date, this new guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2025	September 30, 2024
Receivables (1)	$87,347	$72,080
Deferred revenue	67,043	92,538
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the nine months ended June 30, 2025, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Note 5 - Investments
In February 2025, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and government bonds with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity. We recorded these at amortized cost and presented the bonds maturing in less then one year in “Held-to-maturity investments” and the bonds maturing in greater than one year in “Other assets” on our condensed consolidated balance sheet as of June 30, 2025. For the year ended September 30, 2024, there were no held-to-maturity investments.
The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at June 30, 2025 were as follows:

	June 30, 2025
		Gross Unrealized		Estimated Fair
Corporate and government bonds	Amortized Cost	Gains	Losses	Market Value
Due in less than 1 year:	$47,162	$2	$(20)	$47,144
Due in more than 1 year:	5,566	3	—	5,569
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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$51,964	$51,964	$—	$—
Corporate and government bonds(2)	52,713	52,713	—	—
Notes receivable(3)	46,518	—	—	46,518
Total assets at fair value on a recurring basis	$151,195	$104,677	$—	$46,518

Revolving credit facility and term loans(4)	70,001	—	70,001	—
Total liabilities at fair value on a recurring basis	$70,001	$—	$70,001	$—

		Fair Value Measurements Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$94,772	$94,772	$—	$—
Corporate and government bonds(2)	—	—	—	—
Notes receivable(3)	42,467	—	—	42,467
Total assets at fair value on a recurring basis	$137,239	$94,772	$—	$42,467

Revolving credit facility and term loans(4)	121,319	—	121,319	—
Total liabilities at fair value on a recurring basis	$121,319	$—	$121,319	$—
(1)     Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024.
(2)     See Note 5 for further discussion on the corporate and government bonds.
(3) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024.
(4)     The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2025	September 30, 2024
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	167,097	165,667
Leasehold improvements	1-20	98,180	94,473
Training equipment	3-10	98,349	119,171
Office and computer equipment	3-10	36,499	36,454
Curriculum development	3-5	5,475	5,127
Software developed for internal use	1-5	13,045	13,045
Vehicles	5	1,076	1,546
Right-of-use assets for finance leases	15	5,680	5,603
Construction in progress	—	16,234	6,314
Property and equipment, gross		467,236	473,001
Less: Accumulated depreciation and amortization		(199,519)	(208,204)
Property and equipment, net		$267,717	$264,797
Depreciation expense related to property and equipment was $8.1 million and $23.8 million for the three and nine months ended June 30, 2025, and $7.2 million and $21.1 million for the three and nine months ended June 30, 2024.
Note 8 - Leases
As of June 30, 2025, we have facility leases at 29 of our 32 operating campuses, and two non-campus locations under non-cancelable operating or finance leases. During the nine months ended June 30, 2025, we recorded the facility leases for the new Concorde co-branded Heartland Dental campus in Fort Myers, Florida which is slated to open in early fiscal 2026, the new UTI Atlanta, Georgia campus which is slated to launch in the late fiscal 2026, and the relocation of the Concorde Denver, Colorado campus planned for fiscal 2026, as we took possession to begin construction. Additionally, as part of our growth and diversity strategy, we have signed a lease agreement for a new UTI San Antonio, Texas campus which is expected to open during fiscal 2026. As of June 30, 2025, this lease which has not yet commenced nor have we taken possession of it, will have total minimum lease payments of approximately $8.2 million over a term of 10.5 years.
Some of our leases contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of June 30, 2025, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of lease expense during the three and nine months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease Expense	2025	2024	2025	2024
Operating lease expense(1)	$8,428	$7,603	$23,693	$22,862
Finance lease expense:
Amortization of leased assets	227	227	681	681
Interest on lease liabilities	62	77	197	238
Variable lease expense	2,708	2,776	7,861	7,613
Sublease income	(30)	(122)	(89)	(187)
Total net lease expense	$11,395	$10,561	$32,343	$31,207
(1)    Excludes the expense for short-term leases, which was not significant for the three and nine months ended June 30, 2025 and 2024.
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2025	September 30, 2024
Assets:
Operating lease assets	Right-of-use assets for operating leases	$175,382	$158,778
Finance lease assets	Property and equipment, net(1)	3,255	3,937
Total leased assets		$178,637	$162,715

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$18,733	$22,210
Finance lease liabilities	Long-term debt, current portion(1)	1,004	934
Non-current
Operating lease liabilities	Operating lease liabilities	168,508	146,831
Finance lease liabilities	Long-term debt	3,073	3,834
Total lease liabilities		$191,318	$173,809
(1) The finance lease assets and liabilities as of June 30, 2025 and September 30, 2024 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $2.4 million and $1.7 million as of June 30, 2025 and September 30, 2024, respectively.

Lease Term and Discount Rate	June 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years):
Operating leases	7.39	7.14
Finance lease	3.58	4.33

Weighted average discount rate:
Operating leases	5.05%	4.87%
Finance lease	6.02%	6.02%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended June 30,
Supplemental Disclosure of Cash Flow and Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,758	$15,946
Financing cash flows from finance leases	692	625

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities(1)	$34,097	$3,981
(1)     During the nine months ended June 30, 2025, we recorded facility leases for the new Concorde co-branded Heartland campus in Fort Myers, Florida, the new UTI Atlanta, Georgia campus, and the relocation of the Concorde Denver, Colorado campus as we took possession to begin construction.

Maturities of lease liabilities were as follows:

	As of June 30, 2025
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2025	$7,005	$301
2026	27,263	1,226
2027	33,458	1,263
2028	31,705	1,301
2029	31,078	439
2030 and thereafter	97,854	—
Total lease payments	228,363	4,530
Less: interest	(41,122)	(453)
Present value of lease liabilities	187,241	4,077
Less: current lease liabilities	(18,733)	(1,004)
Long-term lease liabilities	$168,508	$3,073

Note 9 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	September 30, 2024
Accounts payable	$22,840	$26,273
Accrued compensation and benefits	45,398	35,660
Accrued tool sets	4,958	4,807
Other accrued expenses	18,082	17,126
Total accounts payable and accrued expenses	$91,278	$83,866

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 10 - Debt

	June 30, 2025			September 30, 2024
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	6.14%	Nov 2027	$6,000	$56,000
Avondale Term Loan(2)	6.37%	May 2028	27,726	28,390
Lisle Term Loan(3)	6.32%	Apr 2029	36,275	36,929
Finance lease(4)	6.02%	Jan 2029	4,077	4,768
Total debt			74,078	126,087
Debt issuance costs presented with debt (5)			(314)	(383)
Total debt, net			73,764	125,704
Less: current portion of long-term debt			(2,822)	(2,697)
Long-term debt			$70,942	$123,007
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at an annual rate equal to Daily Term SOFR plus a margin of 1.85%.
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
During the nine months ended June 30, 2025, we made payments on the Credit Facility of $56.0 million and we received proceeds of $6.0 million. The remaining availability under the Credit Facility as of June 30, 2025 was $119.0 million.
In July 2025, we used cash on hand to repay $6.0 million outstanding on the Credit Facility. Additionally in July 2025, we issued a letter of credit for $19.6 million, with an expiration date of June 30, 2026, to the ED in order to lift the core growth restrictions imposed on Concorde and MIAT campuses as a result of our acquisitions. These two transactions reduced the overall availability under the Credit Facility to $105.4 million and sub facility available for letters of credit to $0.4 million, respectively. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility and the Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and various financial covenants, including debt service coverage ratios. As of June 30, 2025, we were in compliance with our debt covenants under our Term Loans. Under our Revolving Credit Facility, however, while we were in compliance with the Fixed Charge Coverage and Leverage ratios, our Quick Ratio of 0.62 at June 30, 2025 did not meet the required Quick Ratio of 0.65. The failure of this covenant was primarily due to paying down the Revolving Credit Facility with available cash and additional cash investments in held-to-maturity securities which are excluded from the Quick Ratio calculation. We have obtained a waiver for the failure to meet the Quick Ratio covenant as of June 30, 2025 from Fifth Third Bank.
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2025 and for each fiscal year through the period ended September 30, 2029, and thereafter were as follows at June 30, 2025:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2025	$445	$243	$688
2026	1,837	1,029	2,866
2027	1,909	1,131	3,040
2028	32,610	1,239	33,849
2029	33,200	435	33,635
Thereafter	—	—	—
Subtotal	70,001	4,077	74,078
Debt issuance costs presented with debt	(314)	—	(314)
Total	$69,687	$4,077	$73,764

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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of June 30, 2025, we estimate that $0.5 million will be reclassified to “Interest expense” within the next twelve months. As of June 30, 2025, the notional amount of the Avondale Swap and Lisle Swap was approximately $13.9 million and $18.1 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024:

Interest Rate Swaps	June 30, 2025	September 30, 2024
Other current assets	$486	$497
Other assets	615	726
Total fair value of assets designated as hedging instruments	$1,101	$1,223

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and nine months ended June 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30, 2025
Avondale Swap and Lisle Swap	$(74)	$176

	Nine Months Ended June 30, 2025
Avondale Swap and Lisle Swap	$471	$563

	Three Months Ended June 30, 2024
Avondale Swap and Lisle Swap	$259	$264

	Nine Months Ended June 30, 2024
Avondale Swap and Lisle Swap	$263	$802

Note 12 - Income Taxes
Our income tax expense for the three months ended June 30, 2025 was $3.7 million, or 25.7% of pre-tax income, compared to $1.8 million, or 26.2% of pre-tax income, for the three months ended June 30, 2024. For the nine months ended June 30, 2025, our income tax expense was $14.5 million, or 24.6% of pre-tax income, compared to $7.7 million, or 24.9% of pre-tax income, for the nine months ended June 30, 2024. The effective income tax rate for the three and nine months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three and nine months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2025, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We are currently assessing the impact of the new tax legislation and plan to address the impact in our annual results reported on Form 10-K for the year ended September 30, 2025.

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
The total costs of the restructuring plan are estimated to be approximately $1.2 million and relate to the UTI segment. From announcement through June 30, 2025, we have incurred total restructuring costs of $0.2 million.

There were no restructuring costs expensed during the three months ended June 30, 2025. During the nine months ended June 30, 2025, we expensed $43 thousand of restructuring costs primarily related to student financing costs, employee termination costs and tools, with $12 thousand reported in “Educational services and facilities” and the remainder reported in “Selling, general and administrative” on the condensed consolidated statements of operations.

During the three months ended June 30, 2024, $53 thousand of expenses, primarily related to tools, were incurred. During the nine months ended June 30, 2025, $141 thousand of expenses, primarily related to employee termination costs and tools, were incurred. Of the $141 thousand recorded during the nine months ended June 30, 2024, approximately $87 thousand was reported in “Educational services and facilities” while approximately $57 thousand was reported in “Selling, general and administrative” on the condensed consolidated statements of operations.

As of June 30, 2025, the only remaining cost related to this restructuring is the potential for federal loan discharges which we are estimating could be up to $1.0 million.

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
Preferred Stock
As of June 30, 2025 and September 30, 2024, no shares of the Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) remain outstanding.
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
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under the $35.0 million share repurchase program, including during the nine months ended June 30, 2025 or 2024.

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
The following table summarizes the computation of basic and diluted EPS and the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic earnings per common share:
Net income	$10,663	$4,985	$44,262	$23,161
Less: Preferred stock dividend declared	—	—	—	(1,097)
Net income available for distribution	10,663	4,985	44,262	22,064
Income allocated to participating securities	—	—	—	(2,855)
Net income available to common shareholders	$10,663	$4,985	$44,262	$19,209

Weighted average basic shares outstanding	54,412	53,805	54,260	47,956

Basic income per share	$0.20	$0.09	$0.82	$0.40

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Diluted earnings per common share:
Net income available to common shareholders	$10,663	$4,985	$44,262	$19,209

Weighted average basic shares outstanding	54,412	53,805	54,260	47,956
Dilutive effect related to employee stock plans	1,223	1,146	1,242	1,085
Weighted average diluted shares outstanding	55,635	54,951	55,502	49,041

Diluted income per common share	$0.19	$0.09	$0.80	$0.39

Anti-dilutive shares excluded:
Outstanding stock-based grants	3	3	1	2
Total anti-dilutive shares excluded	3	3	1	2
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
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended June 30, 2025
Revenues	$131,463	$72,835	$—	$204,298
Income (loss) from operations	19,870	5,929	(11,647)	14,152
Depreciation and amortization	6,068	1,939	308	8,315
Net income (loss)	18,583	5,890	(13,810)	10,663

Three Months Ended June 30, 2024
Revenues	$117,134	$60,324	$—	$177,458
Income (loss) from operations	14,136	3,716	(10,406)	7,446
Depreciation and amortization	5,743	1,367	266	7,376
Net income (loss)	12,673	3,778	(11,466)	4,985

Nine Months Ended June 30, 2025
Revenues	$397,169	$216,005	$—	$613,174
Income (loss) from operations	66,762	26,006	(34,285)	58,483
Depreciation and amortization	18,010	5,499	943	24,452
Net income (loss)	63,090	25,892	(44,720)	44,262

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
Nine Months Ended June 30, 2024
Revenues	$355,831	$180,498	$—	$536,329
Income (loss) from operations	47,309	14,091	(28,531)	32,869
Depreciation and amortization	16,921	3,738	903	21,562
Net income (loss)	42,886	14,271	(33,996)	23,161

As of June 30, 2025
Total assets	$463,179	$134,184	$143,396	$740,759

As of September 30, 2024
Total assets	$440,764	$125,212	$178,599	$744,575
Note 18 - Government Regulation and Financial Aid
As discussed at length in our 2024 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the ED pursuant to Title IV of the HEA, commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements.

Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining three Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of June 30, 2025, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2024 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and determining the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and, despite repeated attempts, has not completed a full reauthorization since then. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. In this regard, on July 4, 2025, Congress enacted the OBBBA. Under the OBBBA, Congress approved amendments to the HEA that, among other things, revised certain Title IV Programs, including provisions that condition the eligibility of educational programs upon compliance with earnings benchmarks that compare former students’ median earnings after completing a program to the median earnings of working adults with lesser credential, and other provisions that will limit or reduce the amount of Title IV Program funding that may be available to some higher education students. The impact of these changes and other changes to the HEA enacted as part of the OBBBA, and of related future regulatory and policy changes, is unknown at this time.

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

Universal Technical Institute (“UTI”): UTI operates 15 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs. UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.

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

Overview of the Three and Nine Months Ended June 30, 2025

Student Metrics

	Three Months Ended			Nine Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
UTI
Total new student starts	2,829	2,916	(3.0)%	9,173	8,070	13.7%
Average full-time active students	14,205	13,041	8.9%	14,815	13,724	7.9%
End of period full-time active students	13,874	12,686	9.4%	13,874	12,686	9.4%
Concorde
Total new student starts	2,892	2,651	9.1%	8,511	7,323	16.2%
Average full-time active students	9,552	8,038	18.8%	9,659	8,263	16.9%
End of period full-time active students	8,495	7,442	14.1%	8,495	7,442	14.1%
Consolidated
Total new student starts	5,721	5,567	2.8%	17,684	15,393	14.9%
Average full-time active students	23,757	21,079	12.7%	24,474	21,987	11.3%
End of period full-time active students	22,369	20,128	11.1%	22,369	20,128	11.1%
For the three and nine months ended June 30, 2025, the increase in consolidated new student starts, average full-time active students and end of period full-time active students was primarily due to new program rollouts and increased student demand for existing programs across both segments as compared to the prior year. The UTI segment benefited from the successful launch of three new programs launched in the second half of fiscal 2024 and nine new programs in fiscal 2025. In the Concorde segment, increases to our student population during the three and nine months ended June 30, 2025 were primarily driven by the successful launch of five new programs at three campuses during fiscal 2024, and the introduction of new cash pay “short programs” at a number of campuses.

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

Operations

Revenues for the three months ended June 30, 2025 were $204.3 million, an increase of $26.8 million, or 15.1%, from the comparable period in the prior year. UTI revenues increased by approximately $14.3 million, or 12.2%, and Concorde revenues increased by approximately $12.5 million, or 20.7%. Both segment increases were primarily driven by the higher average full-time active students.
Revenues for the nine months ended June 30, 2025 were $613.2 million, an increase of $76.8 million, or 14.3%, from the comparable period in the prior year. UTI revenues increased by approximately $41.3 million, or 11.6%, and Concorde revenues increased by approximately $35.5 million, or 19.7%. Both segment increases were primarily driven by the higher average full-time active students.
Total income from operations was $14.2 million and $58.5 million during the three and nine months ended June 30, 2025, compared to $7.4 million and $32.9 million for the three and nine months ended June 30, 2024. The increase for the three and nine months ended June 30, 2025 was primarily driven by the increased revenues from the larger student population. Additionally, productivity improvements and proactive cost reductions have been a key part of our operating model for the past several years, and we continue to identify and execute on optimization opportunities throughout our operations in both segments.

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

During the nine months ended June 30, 2025, we executed the following as part of our business strategy:
•UTI announced Atlanta, Georgia as the location of the division’s next new campus (“UTI Atlanta”), continuing the company's execution of its North Star strategy. Pending regulatory approvals, UTI Atlanta will open in 2026.
•UTI announced the division’s second new campus will be in San Antonio, Texas (“UTI San Antonio”). This new campus, once open, will be the first skilled trades and energy education focused campus. Similar to above, pending regulatory approvals, UTI San Antonio will open in 2026, bringing the total number of UTI campuses nationwide to 17.
•Concorde signed a new facility lease agreement related to our partnership with Heartland Dental to construct a new co-branded campus in Fort Myers, Florida, which is expected to open in early fiscal 2026, pending regulatory approvals, and will bring the total number of Concorde campuses nationwide to 18. Construction began during the second quarter of 2025.
•UTI has announced the expansion of its successful Manufacturer Specific Advanced Training program by adding Tesla's START Collision Repair program. Tesla's START program is an intensive training program that prepares workers for successful careers at Tesla and began at the Long Beach, California campus in the third quarter of 2025.
•UTI launched its HVACR program at the Sacramento, California and Orlando, Florida campuses in March 2025. The program covers topics such as air handling, AC and DC circuits, sheet metal ductwork, and troubleshooting. This program is now offered at UTI campuses in seven states.
•UTI announced the expansion of its core automotive program to include new Battery Hybrid Electric Vehicle and Electric Vehicle (“EV”) courses with roll out completed during the first quarter of 2025 at the Avondale, Arizona and Orlando, Florida campuses. Rollouts were completed during the second quarter of 2025 at the following campuses: Bloomfield, New Jersey; Dallas, Texas; Austin, Texas; and Houston, Texas. In addition, during the third quarter of 2025, the program launched at the Miramar, Florida campus. This expansion builds on existing EV training at UTI's California campuses and covers topics such as high-voltage vehicle operation, electric vehicle components, diagnosis, and service.
•UTI announced a new partnership with FirstCall Mechanical, a leading provider of HVACR services to commercial and industrial sectors, as part of its early employment program. As part of this partnership, students in the HVACR program at Mooresville, North Carolina, Orlando, Florida, and Austin, Texas can apply for roles at FirstCall Mechanical and start working while still in school.
•UTI partnered with Loftin Equipment Company through its early employment program. Across three campuses in Texas and one campus in Arizona, this program offers diesel technology students the opportunity to gain paid work experience while completing their education. Students enrolled in the industrial maintenance program in one campus in Texas are also eligible for this opportunity.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 18 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,
	2025	2024
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.7%	53.7%
Selling, general and administrative	41.4%	42.1%
Total operating expenses	93.1%	95.8%
Income from operations	6.9%	4.2%
Interest income	0.7%	0.8%
Interest expense	(0.7)%	(1.2)%
Other income (expense), net	0.1%	—%
Total other income (expense), net	0.1%	(0.4)%
Income before income taxes	7.0%	3.8%
Income tax expense	(1.8)%	(1.0)%
Net income	5.2%	2.8%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$131,463	$72,835	$204,298	$117,134	$60,324	$177,458
Year over Year % Change	12.2%	20.7%	15.1%

Revenues for the three months ended June 30, 2025 were $204.3 million, an increase of $26.8 million, or 15.1%, as compared to revenues of $177.5 million for the three months ended June 30, 2024.

UTI

Revenues for UTI for the three months ended June 30, 2025 were $131.5 million compared to $117.1 million in the prior period. Revenue increased primarily due to an 8.9% increase in average full-time active students from the prior period.

Concorde

Revenues for Concorde for the three months ended June 30, 2025 were $72.8 million compared to $60.3 million in the prior period. Revenues increased primarily due to an 18.8% increase in average full-time active students from the prior period.

Educational services and facilities expenses

Educational services and facilities expenses were $105.6 million for the three months ended June 30, 2025, as compared to $95.3 million for the three months ended June 30, 2024. This increase was primarily due to the increased student volumes during the period and costs associated with execution of our business strategies, partially offset by cost savings from our operational initiatives.

The following tables set forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended June 30, 2025
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$32,881	$27,631	$60,512
Bonus expense	934	755	1,689
Stock-based compensation	137	—	137
Compensation and related costs	33,952	28,386	62,338
Occupancy costs	8,413	5,986	14,399
Supplies, maintenance and student expense	6,150	4,583	10,733
Depreciation and amortization expense	6,035	1,679	7,714
Contract services expense	994	583	1,577
Other educational services and facilities expense	5,545	3,298	8,843
Total educational services and facilities expense	$61,089	$44,515	$105,604

	Three Months Ended June 30, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$30,139	$23,360	$53,499
Bonus expense	867	293	1,160
Stock-based compensation	109	—	109
Compensation and related costs	31,115	23,653	54,768
Occupancy costs	7,558	5,544	13,102
Supplies, maintenance and student expense	7,206	4,075	11,281
Depreciation and amortization expense	5,651	1,167	6,818
Contract services expense	698	501	1,199
Other educational services and facilities expense	5,297	2,812	8,109
Total educational services and facilities expense	$57,525	$37,752	$95,277

UTI

Compensation and related costs increased by $2.8 million for the three months ended June 30, 2025, primarily due to instructors and other campus related personnel hired to support the new programs and overall growth in the student population.

Occupancy costs increased by $0.9 million for the three months ended June 30, 2025, primarily due to new lease activity associated with the announced new campus growth and annual rate increases on existing leases.

Supplies, maintenance and student expense decreased by $1.1 million for the three months ended June 30, 2025, primarily due to a decrease of $0.7 million in student housing expenses.

Concorde

Compensation and related costs increased by $4.7 million for the three months ended June 30, 2025, primarily due to instructors and other campus related personnel hired to support overall student growth and the launch of additional programs.

Depreciation and amortization expense increased by $0.5 million during the three months ended June 30, 2025, primarily due to new capital expenditures and program expansions to accommodate a higher volume of students.

Other educational services and facilities expense increased by $0.5 million during the three months ended June 30, 2025, primarily due to higher expenses for training aids and insurance.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2025 were $84.5 million, as compared to $74.7 million for the three months ended June 30, 2024. This increase was primarily due to costs associated with our business strategies.
The following tables set forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended June 30, 2025
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,457	$7,142	$6,337	$33,936
Bonus expense	2,044	426	1,510	3,980
Stock-based compensation	393	208	1,920	2,521
Compensation and related costs	22,894	7,776	9,767	40,437
Advertising and marketing expense	15,010	7,534	151	22,695
Professional and contract services expense	2,093	668	3,819	6,580
Other selling, general and administrative expenses	10,507	6,413	(2,090)	14,830
Total selling, general and administrative expenses	$50,504	$22,391	$11,647	$84,542

	Three Months Ended June 30, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$20,010	$7,066	$4,045	$31,121
Bonus expense	3,248	807	2,467	6,522
Stock-based compensation	409	56	1,289	1,754
Compensation and related costs	23,667	7,929	7,801	39,397
Advertising and marketing expense	13,169	6,067	186	19,422
Professional and contract services expense	1,760	1,850	3,054	6,664
Other selling, general and administrative expenses	6,877	3,010	(635)	9,252
Total selling, general and administrative expenses	$45,473	$18,856	$10,406	$74,735

UTI

Compensation and related costs decreased by $0.8 million for the three months ended June 30, 2025 primarily due to lower bonus expense when compared to the prior year.

Advertising and marketing expense increased year over year by $1.8 million. UTI advertising and marketing expense as a percentage of revenues increased to 11.4% for the three months ended June 30, 2025 as compared to 11.2% in the prior year.
Other selling, general and administrative expenses increased by $3.6 million primarily due to a $2.2 million increase in allocated corporate expenses related to human resources and information technology due to growth in headcount to support the UTI segment and our business strategies. Additionally, the provision for credit losses increased by $1.6 million over the prior year as a result of higher revenues and student volumes.
Concorde
Advertising and marketing increased year over year by $1.5 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended June 30, 2025 and 2024 was 10.3% and 10.1%, respectively.
Professional and contract services expense decreased by $1.2 million for the three months ended June 30, 2025 primarily due to a reduction of legal and contract service expenses as several of the integration activities were completed in the prior year.
Other selling, general and administrative expenses increased by $3.4 million for the three months ended June 30, 2025 primarily related to an increase in the provision for credit losses of $2.4 million, an increase in software expenses of $0.4 million, and a $0.3 million increase in human resource expenses. These increases are aligned with higher revenues and higher capital expenditures to support our larger student and employee volumes.
Corporate
Compensation and related costs increased by $2.0 million three months ended June 30, 2025 primarily due to additional headcount hired to support the execution of our business strategies.
Professional fees and contract services increased by $0.8 million for the three months ended June 30, 2025 primarily due to an increase of $0.4 million for legal expenses and other projects to support our business strategies.
Other selling, general and administrative expenses decreased by $1.5 million for the three months ended June 30, 2025. This decrease is primarily due to an increase of $2.5 million in corporate expenses that were allocated to the UTI and Concorde segments compared to the prior period. These corporate expenses included primarily human resource expenses and information technology costs that increased with the overall headcount and operations. The decrease in expenses is partially offset by a $0.7 million increase in software expenses and a $0.3 million increase in employee awards.
Income taxes

Income tax expense for the three months ended June 30, 2025 was $3.7 million, or 25.7% of pre-tax income, compared to $1.8 million, or 26.2% of pre-tax income, for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details.

Results of Operations: Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Nine Months Ended June 30,
	2025	2024
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	50.3%	53.2%
Selling, general and administrative	40.2%	40.7%
Total operating expenses	90.5%	93.9%
Income from operations	9.5%	6.1%
Interest income	0.9%	0.9%
Interest expense	(0.8)%	(1.3)%
Other income (expense), net	—%	0.1%
Total other income (expense), net	0.1%	(0.3)%
Income before income taxes	9.6%	5.8%
Income tax expense	(2.4)%	(1.4)%
Net income	7.2%	4.3%
Preferred stock dividends	—%	(0.2)%
Income available for distribution	7.2%	4.1%
Income allocated to participating securities	—%	(0.5)%
Net income available to common shareholders	7.2%	3.6%

Revenues

The following table presents revenue by segment (in thousands):

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$397,169	$216,005	$613,174	$355,831	$180,498	$536,329
Year over Year % Change	11.6%	19.7%	14.3%

Revenues for the nine months ended June 30, 2025 were $613.2 million, an increase of $76.8 million, or 14.3%, as compared to revenues of $536.3 million for the nine months ended June 30, 2024.
UTI
Revenues for UTI for the nine months ended June 30, 2025 were $397.2 million compared to $355.8 million in the prior year period. Revenue increased primarily due to a 13.7% increase in new student starts and a 7.9% increase in average full-time active students from the prior period.
Concorde

Revenues for Concorde for the nine months ended June 30, 2025 were $216.0 million compared to $180.5 million in the prior year period. Revenues increased primarily due to an 16.2% increase in new student starts and a 16.9% increase in average full-time active students from the prior period.
Educational services and facilities expenses
Educational services and facilities expenses were $308.2 million for the nine months ended June 30, 2025, as compared to $285.2 million for the nine months ended June 30, 2024, which was primarily due to the increased student volumes during the period and costs associated with execution of our business strategies, partially offset by cost savings from our operational initiatives.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Nine Months Ended June 30, 2025
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$96,579	$80,018	$176,597
Bonus expense	2,411	1,798	4,209
Stock-based compensation	341	—	341
Compensation and related costs	99,331	81,816	181,147
Occupancy costs	23,805	16,819	40,624
Supplies and maintenance and student expense	20,313	12,624	32,937
Depreciation and amortization expense	17,913	4,729	22,642
Contract services expense	3,028	1,764	4,792
Other educational services and facilities expense	17,287	8,804	26,091
Total educational services and facilities expense	$181,677	$126,556	$308,233

	Nine Months Ended June 30, 2024
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$87,697	$68,954	$156,651
Bonus expense	2,266	763	3,029
Stock-based compensation	300	—	300
Compensation and related costs	90,263	69,717	159,980
Occupancy costs	22,602	16,531	39,133
Supplies, maintenance and student expense	25,721	12,287	38,008
Depreciation and amortization expense	16,628	3,179	19,807
Contract services expense	2,733	1,530	4,263
Other educational services and facilities expense	17,046	6,937	23,983
Total educational services and facilities expense	$174,993	$110,181	$285,174
UTI
Compensation and related costs increased by $9.1 million for the nine months ended June 30, 2025 primarily due to additional instructors and other campus related personnel hired to support the new programs added and overall growth in the student population.
Occupancy costs increased by $1.2 million for the nine months ended June 30, 2025, primarily due to new lease activity associated with the announced new campus growth and annual rate increases on existing leases.
Supplies, maintenance and student expense decreased by $5.4 million for the nine months ended June 30, 2025 primarily due to a $5.2 million decrease in student housing expenses.
Depreciation and amortization expense increased by $1.3 million for the nine months ended June 30, 2025 primarily due to increased capital expenditures related to the new program launches and expansions.
Concorde
Compensation and related costs increased by $12.1 million for the nine months ended June 30, 2025 primarily due to increased instructors and other campus related personnel hired to support overall growth in the student population and new program expansions.
Depreciation and amortization expense increased by $1.6 million during the nine months ended June 30, 2025, primarily due to new capital expenditures and program expansions to accommodate a higher volume of students.
Other educational services and facilities expense increased by $1.9 million during the nine months ended June 30, 2025, primarily due to higher expenses for training aids and insurance.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended June 30, 2025 were $246.5 million. This represents an increase of $28.2 million, as compared to $218.3 million for the nine months ended June 30, 2024, which is primarily due to costs associated with our business strategies.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Nine Months Ended June 30, 2025
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$61,183	$20,026	$17,378	$98,587
Bonus expense	8,176	1,579	5,277	15,032
Stock-based compensation	1,138	476	4,447	6,061
Compensation and related costs	70,497	22,081	27,102	119,680
Advertising and marketing expense	44,536	22,791	551	67,878
Professional and Contract services expense	5,876	2,152	11,672	19,700
Other selling, general and administrative expenses	27,821	16,419	(5,040)	39,200
Total selling, general and administrative expenses	$148,730	$63,443	$34,285	$246,458

	Nine Months Ended June 30, 2024
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$58,581	$20,605	$11,469	$90,655
Bonus expense	8,766	2,023	4,617	15,406
Stock-based compensation	1,001	133	4,265	5,399
Compensation and related costs	68,348	22,761	20,351	111,460
Advertising and marketing expense	40,422	19,199	397	60,018
Professional and Contract services expense	5,083	5,449	8,575	19,107
Other selling, general and administrative expenses	19,673	8,818	(790)	27,701
Total selling, general and administrative expenses	$133,526	$56,227	$28,533	$218,286
UTI
Compensation and related costs increased by $2.1 million for the nine months ended June 30, 2025 primarily due to an increase in headcount to support the new campus and program growth for the UTI segment.
Advertising and marketing expense increased by $4.1 million for the nine months ended June 30, 2025. Advertising and marketing expense as a percentage of revenues decreased to 11.2% for the nine months ended June 30, 2025 as compared to 11.4% in the prior year.
Professional and contract services expenses increased by $0.8 million for the nine months ended June 30, 2025 primarily due to projects to support the new campus and program growth for the UTI segment.
Other selling, general and administrative expenses increased by $8.1 million for the nine months ended June 30, 2025 primarily due to a $5.4 million increase in allocated corporate expenses related to human resources and information technology due to growth in headcount to support the UTI segment and our business strategies. Additionally, the provision for credit losses increased by $2.4 million over the prior year as a result of higher revenue and student volumes.
Concorde
Concorde compensation and related costs decreased by $0.7 million for the nine months ended June 30, 2025 primarily due to continued integration activities and the centralization of more processes within the Corporate division.
Advertising and marketing expense increased by $3.6 million for the nine months ended June 30, 2025. Advertising and marketing expense as a percentage of revenues was 10.6% for both the nine months ended June 30, 2025 and 2024.

Professional and contract services expense decreased by $3.3 million for the nine months ended June 30, 2025 primarily due a decrease of $1.7 million in legal fees and a decrease of $1.6 million in contract services as several of the integration activities were completed in the prior year.

Other selling, general and administrative expense increased by $7.6 million for the nine months ended June 30, 2025 primarily related to an increase in the provision for credit losses of $5.2 million, an increase in software expenses of $1.2 million, and an increase in allocated corporate expenses related to human resources and information technology expenses of $0.7 million. These increases are aligned with our higher revenues and to support our larger student and employee volumes.
Corporate
Corporate compensation and related costs increased by $6.8 million for the nine months ended June 30, 2025 primarily due to additional headcount hired to support the execution of our business strategies.
Professional and contract services expense increased by $3.1 million for the nine months ended June 30, 2025 primarily due to an increase of $1.7 million for legal expenses and a $1.3 million increase related to professional and contract services for projects that support our business strategies.
Other selling, general and administrative expenses decreased by $4.3 million for the nine months ended June 30, 2025. This decrease is primarily due to an increase of $6.1 million in corporate expenses that were allocated to the UTI and Concorde segments compared to the prior period. These corporate expenses included primarily human resource expenses and information technology expenses that increased with the overall headcount and operations. This decrease is partially offset by a $1.1 million increase in software expenses and a $1.1 million increase in employee-related costs primarily driven by recruitment efforts.
Income taxes
Our income tax expense for the nine months ended June 30, 2025 was $14.5 million, or 24.6% of pre-tax income, compared to $7.7 million, or 24.9% of pre-tax income, for the nine months ended June 30, 2024. The effective income tax rate for the nine months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the nine months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of December 18, 2023, no shares of the Series A Preferred Stock remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
Pursuant to the Certificate of Designations, we recorded a preferred stock cash dividend of $1.1 million prior to the Series A preferred conversion during the nine months ended June 30, 2024.
Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $44.3 million and $22.1 million for the nine months ended June 30, 2025 and 2024, respectively.
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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. There was no income allocated to participating securities for the nine months ended June 30, 2025. The amount of income allocated to the participating securities for the nine months ended June 30, 2024 was $2.9 million.
Net income available to common shareholders
After allocating the income to the participating securities, we had $44.3 million and $19.2 million of net income available to common shareholders for the nine months ended June 30, 2025 and 2024, respectively.

Non-GAAP Financial Measures
Our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2025 were $22.6 million and $83.1 million, respectively, compared to $14.8 million and $54.8 million for the three and nine months ended June 30, 2024. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$10,663	$4,985	$44,262	$23,161
Interest income	(1,445)	(1,440)	(4,833)	(4,842)
Interest expense	1,394	2,149	4,724	7,204
Income tax expense	3,689	1,772	14,453	7,699
Depreciation and amortization	8,315	7,376	24,452	21,562
EBITDA	$22,616	$14,842	$83,058	$54,784

Liquidity and Capital Resources
Overview of Liquidity
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand, short-term investments, and the Revolving Credit Facility will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth, diversification and optimization initiatives throughout the fiscal year and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs in existing markets where we continue to optimize utilization of our campus facilities.
Our aggregate cash and cash equivalents were $70.7 million as of June 30, 2025, a decrease of $91.2 million from September 30, 2024 due primarily to cash used to purchase held-to-maturity investments of $54.6 million, and net repayments of $50.0 million to the Revolving Credit Facility. Our available liquidity under the Revolving Credit Facility was $119.0 million as of June 30, 2025.
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
Long-term Debt and Letters of Credit
As of June 30, 2025, we had $74.1 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our Revolving Credit Facility. Of the $74.1 million outstanding, $27.7 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $36.3 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property purchase in February 2022. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $4.1 million relates to a finance lease for a campus within our Concorde segment. The remaining $6.0 million relates to funds drawn from the $125.0 million Revolving Credit Facility for working capital purposes.
In July 2025, we used cash on hand to repay $6.0 million outstanding on the Revolving Credit Facility. Additionally in July 2025, we issued a letter of credit under the Revolving Credit Facility for $19.6 million, which expires on June 30, 2026, to the ED in order to lift core growth restrictions imposed on Concorde and MIAT campuses as a result of our acquisitions. These two transactions reduced the overall availability under the Revolving Credit Facility to $105.4 million and sub-facility available for letters of credit to $0.4 million.
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility and the Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and various financial covenants, including debt service coverage ratios. As of June 30, 2025, we were in compliance with our debt covenants under our Term Loans. Under our Revolving Credit Facility, however, while we were in compliance with the Fixed Charge Coverage and Leverage ratios, our Quick Ratio of 0.62 at June 30, 2025 did not meet the required Quick Ratio of 0.65. The failure of this covenant was primarily due to paying down the Revolving Credit Facility with available cash and additional cash investments in held-to-maturity securities which are excluded from the Quick Ratio calculation. We have obtained a waiver for the failure to meet the quick ratio covenant as of June 30, 2025 from Fifth Third Bank.
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
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of June 30, 2025, the total face amount of these surety bonds was approximately $28.3 million.
Operating Activities
Our net cash provided by operating activities was $40.2 million for the nine months ended June 30, 2025, compared to $18.4 million for the nine months ended June 30, 2024.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2025 provided cash of $109.2 million. The non-cash items included $24.5 million for depreciation and amortization expense, $17.5 million for amortization of right-of-use assets for operating leases, $15.1 million for our provision for credit losses, and $6.4 million for stock-based compensation expense.
Changes in operating assets and liabilities used cash of $69.0 million primarily due to the following:
•The change in deferred revenue used cash of $25.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2025 as compared to September 30, 2024.
•The change in receivables used cash of $21.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The change in our operating lease liabilities used cash of $16.8 million primarily as a result of rent payments.
•The change in other assets used cash of $5.4 million and was primarily attributable to the increase in notes receivable related to retail installment contracts.
•The change in prepaid expenses and other current assets used cash of $4.5 million primarily due to the timing of payments.
•The change in notes receivable used cash of $4.1 million primarily due to higher utilization of UTI’s proprietary loan program.
•The change in accounts payable and accrued expenses provided cash of $6.5 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The change in income tax payable/receivable provided cash of $3.6 million primarily due to the timing of tax payments.
Net income, after adjustments for non-cash items, for the nine months ended June 30, 2024 provided cash of $70.5 million. The non-cash items included $21.6 million for depreciation and amortization expense, $16.5 million for amortization of right-of-use assets for operating leases, $5.7 million for stock-based compensation expense, and $5.1 million for our provision for credit losses.
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

Investing Activities
During the nine months ended June 30, 2025, cash used in investing activities was $78.3 million, which included the purchase of held-to-maturity investments of $54.6 million and the purchase of property and equipment of $25.5 million to support new campus and program expansions at both UTI and Concorde.
During the nine months ended June 30, 2024, cash used in investing activities was $16.5 million for the purchase of property and equipment, primarily to support new program expansions at both UTI and Concorde.
Financing Activities
During the nine months ended June 30, 2025, cash used in financing activities was $56.0 million which was primarily related to $50.0 million in net payments on the Revolving Credit Facility. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $4.7 million, and payment of term loans and finance leases of $2.0 million, partially offset by $0.7 million related to proceeds of from stock option exercises.
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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the nine months ended June 30, 2025 from those previously disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposure during the nine months ended June 30, 2025. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2024 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item 1A of our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Recent changes by Congress to the laws governing the use of funds received through Title IV Programs could reduce our student population, revenues and/or profit margin.
Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and determining the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and, despite repeated attempts, has not completed a full reauthorization since then. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. In this regard, on July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”). Under the OBBBA, Congress approved amendments to the HEA that, among other things, revised certain Title IV Programs, including provisions that condition the eligibility of educational programs upon compliance with earnings benchmarks that compare former students’ median earnings after completing a program to the median earnings of working adults with lesser credential, and other provisions that will limit or reduce the amount of Title IV Program funding that may be available to some higher education students. The impact of these changes and other changes to the HEA enacted as part of the OBBBA, and of related future regulatory and policy changes, is unknown at this time.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.

(c)     During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 7, 2025	By:	/s/ Bruce Schuman
		Name:	Bruce Schuman
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2025	By:	/s/ Christine C.S. Kline
		Name:	Christine C.S. Kline
		Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)