Form 10-K
period 2025-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2025-11-26
CIK 1261654

___________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At November 21, 2025, 54,429,869 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2025) was approximately $1,237,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS
Overview
Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce education provider for transportation, skilled trades, energy and healthcare programs serving students, partners, and communities nationwide. The company offers high-quality training programs and support services for in-demand careers through its two reportable segments (also referred to as “divisions”): Universal Technical Institute and Concorde Career Colleges. We offer the majority of our programs in a hands-on learning model through labs and clinical placements, as well as classroom delivery and blended delivery models. Our reporting structure is as follows:

Universal Technical Institute (“UTI”): UTI operates 15 campuses located in nine states and offers a wide range of degree and non-degree transportation, skilled trades, and energy technical training programs. UTI also offers manufacturer specific advanced training programs, which include student-paid electives at our campuses and manufacturer, or dealer sponsored, training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers.
Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs by “Concorde Career College” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care for real patients. Prior to graduation, students must complete a certain number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022.
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
Business Model and Industry Partnerships
We continue to evolve our business model to provide students with accessible, affordable training by focusing on bringing education to students at convenient locations.
Market served by UTI
The market for qualified transportation or skilled trades technicians across the programs that UTI offers is large and growing. The United States Department of Labor Bureau of Labor Statistics (“U.S. DOL BLS”) estimates an average of approximately 111,100 new job openings, due to growth and net replacements, will exist annually for newly trained technicians in the automotive, diesel, and collision fields through 2034. Additionally, for skilled trades and other transportation programs, the U.S. DOL BLS estimates an average of 45,700 new jobs openings for industrial machinery mechanics; 45,600 new job openings for welders; 40,100 new job openings in the heating, air conditioning, and refrigeration industry; 13,500 new job openings for computer-controlled machine tool operators; 13,100 new job openings for aviation technicians; 6,000 new job openings for robotics; 4,100 new job openings for marine and motorcycle technicians; and 2,300 new job openings for wind turbine service technicians will exist annually for new entrants through 2034 in these fields.
Market served by Concorde
The market for qualified healthcare support occupations across the programs that Concorde offers is growing even faster, with the U.S. DOL BLS estimating an annual average of 1,286,700 new jobs annually through 2034. Specifically, the U.S. DOL BLS estimates an average of 189,100 new job openings for registered nurses; 112,300 new job openings for medical assistants; 52,900 new job openings for dental assistants; 54,400 new job openings for practical and licensed vocational nurses; 49,000 new job openings for pharmacy technicians; 34,300 new job openings for occupational therapy and physical therapist assistants; 26,100 new job openings for diagnostic related technologists and technicians; 22,600 new job openings for clinical laboratory technologists and technicians; 24,700 new job openings for massage therapists; 18,400 new job openings for phlebotomists; and 15,300 new job openings for dental hygienists will exist annually for new entrants through 2034 in these fields.
Recruitment
Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry relationships. We use a multi-touch media approach across our admissions channels. For UTI, there are three primary admissions channels (high school, adult, and military) to enroll and start students, which involves national and local outreach to generate a high quality and quantity of prospective students. For Concorde, adults are the primary admissions channel, with an emphasis on those prospective adult students within the local proximity to a Concorde campus. To maximize the likelihood of student retention and graduation, our admissions process is designed to identify students who have the desire and ability to succeed in their chosen program. Prior to enrolling, many potential Concorde students complete a test which helps determine the best program for them and their expected success rate in a given program. In addition, we have established processes to identify students who may need assistance to succeed in and complete their chosen program. To assist these students in graduating, we employ student service professionals that provide tutoring and academic, financial, personal, and employment advisement. Additionally, as our campus locations do not offer housing for students, we have service professionals who leverage third-party relationships and assist our students in finding affordable housing near our campuses.
Industry Partnerships
To ensure the UTI programs provide students with the necessary hard and soft skills needed upon graduation, UTI has relationships with multiple original equipment manufacturers (“OEMs”) and industry brand partners across the country to understand their needs for qualified service professionals. Through these industry relationships, UTI can continuously refine and expand its programs and curricula. We believe our industry-focused educational model and national presence has enabled the UTI division to develop valuable industry relationships, which provide it with significant competitive advantages and supports its market leadership, along with enabling the division to provide highly specialized education to its students, thus resulting in enhanced employment opportunities and the potential for higher wages for its graduates.
The industry relationships for the UTI division also extend to thousands of local employers, after-market retailers, fleet service providers, and enthusiast organizations. Other target groups for relationship-building, such as parts and tools suppliers, provide UTI with a variety of strategic and financial benefits that include equipment sponsorship, new product support, licensing and branding opportunities, and financial sponsorship for the UTI campuses and students.
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
Business Strategy
Our business strategy, internally known as our “North Star strategy,” has three core tenets: to grow the business by more deeply penetrating existing target markets and adding new markets; to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and to continually optimize the business by enhancing operational efficiency.
Growth, Diversification and Optimization
Our organization has several key levers to grow, diversify, and optimize the business. Organically, we have been successful by adding new locations and new programs. In the last three years, UTI has launched twenty-three new programs throughout existing campuses and begun construction on two new transportation and skilled trades campuses expected to open in 2026, further expanding its geographical footprint and opening access to highly populated locations in growing economies. Inorganically, in November 2021, we acquired MIAT College of Technology (“MIAT”) which has served both as a growth strategy by expanding into the Canton, Michigan market and a diversification strategy by adding additional program areas in rapidly expanding skilled trades professions. This acquisition also has allowed us to expand and diversify our existing UTI campus offerings to include aviation, energy, wind, HVACR, and other skilled trade options.
In December 2022, we continued to diversify by expanding into healthcare education through the acquisition of Concorde. This acquisition enabled us to expand our program offerings into the high-growth and high-demand healthcare education market. Since acquisition, we have expanded partnerships in the healthcare market and completed thirteen program expansions within Concorde’s existing campuses.
Continually optimizing program offerings and operations serves to further enhance overall operating margins and is a foundational element of our strategy. Since acquiring Concorde, we have built a multi-division and corporate operating model that provides transparency, accountability, and the ability to be nimble and adapt as we continue to evolve, while also serving as a platform for expansion into new areas.
As we execute on the second phase of our North Star strategy, we continue to focus on these core tenets. Pending regulatory approval, we expect to launch a minimum of six programs annually at our existing campuses and open at least two new campuses each year between fiscal years 2026 and 2029, thus expanding both UTI’s and Concorde’s campus offerings and footprint. We believe this strategy will allow us to reach even more students with industry-aligned workforce and professional programs that demonstrate strong student outcomes, while also increasing the financial strength of the company.
Return on Education Investment
We provide an excellent return on our students’ education investment by working with corporate partners and local communities to offer educational programs that are tailored to professional and industry standards. With a high focus on offering programs for in-demand careers, our graduates are well prepared to enter or re-enter the workforce in high demand areas that offer well-paying jobs. We actively engage corporate partners in defining our program outcomes, program offerings, and ongoing educational requirements to ensure students have the requisite skills to succeed in the workplace of today and have a foundation for tomorrow. We regularly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations. For our Concorde offerings, where appropriate, we ensure that our courses are aligned with licensure requirements to ensure our students are provided with the greatest opportunity for success. Where appropriate, these professionally aligned programs enable our students to gain licensure, certification, and credentials in high-demand healthcare professions. As a result, we believe we are well positioned to better meet the market’s demand for skilled technicians and healthcare workers.
In addition, we provide relevant services to assist students with possible tuition financing options, educational and career counseling, opportunities for part-time work while attending school, and ultimately graduate employment. Our career services teams identify job opportunities and outreach; advise active students on employment search and interviewing skills; facilitate employer visits to campuses; provide access to reference materials; assist with the composition of resumes; and help students prepare for applicable certification or licensure exams.
Shared Success Model
Overall, our strategy and business model are built around the key principle of, “If you succeed, we succeed.” While operationally the Company has developed core competencies in marketing and enrollment management, the success of the business is not based solely on recruiting students but rather retaining students through the program to graduation and facilitating their transition to employment in their field of study. Providing high-quality instruction in engaging curriculum aligned to industry and professional standards and delivering exemplary student support services to ensure students have everything they need to be successful serves as the foundation of our model. Retaining our students through graduation and supporting them to employment is the key principle of our business.

UTI Schools and Programs
UTI offers certificate, diploma or degree programs at campuses across the United States under the banner of several well-known brands. The majority of the UTI programs are designed to be completed in 30 to 110 weeks. The UTI advanced training programs range from 12 to 23 weeks in duration and are completed subsequent to satisfying the core UTI program requirements. These programs culminate in a certificate, diploma, associate of occupational studies degree, or associate of applied science degree depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.

The table below sets forth the current locations that operate under the UTI division, the year the campus opened, and the principal programs taught at each location.

UTI Location	Year Campus Opened	Current Principal Programs
Arizona (Avondale)	1965	Airframe & Powerplant; Automotive; Diesel; HVACR; Welding
Arizona (Phoenix)	1973	Motorcycle
California (Long Beach)	2015	Airframe & Powerplant; Automotive; Diesel; Collision Repair and Refinishing; HVACR; Welding
California (Rancho Cucamonga)	1998	Automotive; Diesel; HVACR; Industrial Maintenance; Robotics & Automation; Welding; Wind Power
California (Sacramento)	2005	Automotive; Diesel; HVACR; Welding
Florida (Miramar)	2022	Airframe & Powerplant; Automotive; Diesel; HVACR; Welding
Florida (Orlando)	1986	Automotive; Diesel; HVACR; Motorcycle; Marine
Illinois (Lisle)	1988	Automotive; Diesel; Industrial Maintenance; Robotics & Automation; Welding; Wind Power
Michigan (Canton)	1969	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Robotics & Automation; Wind Power; Welding
New Jersey (Bloomfield)	2018	Automotive; Diesel; HVACR; Welding
North Carolina (Mooresville)	2002	Automotive; CNC Machining; EEIT; HVACR; NASCAR; Robotics & Automation; Welding
Pennsylvania (Exton)	2004	Automotive; Diesel; EEIT; Robotics & Automation; Welding
Texas (Austin)	2022	Automotive; Diesel; HVACR; Welding
Texas (Dallas)	2010	Automotive; Diesel; Welding
Texas (Houston)	1983	Airframe and Powerplant; Automotive; Aviation Maintenance; Collision Repair and Refinishing; Diesel; HVACR; Industrial Maintenance; Non-Destructive Testing; Robotics & Automation; Welding; Wind Power
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

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Airframe and Powerplant	1969	Inspect, maintain, repair and test aircraft systems and turbine engines	Entry-level opportunities in various areas of the aviation industry
Automotive	1965	Diagnose, service and repair automobiles	Entry-level service technicians in automotive dealer service departments or automotive repair facilities
Automotive/Diesel	1970	Diagnose, service and repair automobiles and diesel systems	Entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Aviation Maintenance Technology	2012	Inspect, service, repair, and test aircraft	Entry-level service technicians in aviation repair stations and hangars, and on airfields
Collision Repair and Refinishing	1999	Assess, repair, refinish, and restore vehicles	Entry-level technicians at OEM dealerships and independent repair facilities
Computer Numerical Control (CNC) Machining	2017	Program, set up, operate, and inspect CNC equipment	Entry-level CNC operators in the manufacturing and mechanical fabrication industries
Diesel	1968	Diagnose, service and repair diesel systems and industrial equipment	Entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Electrical, Electronics & Industrial Technology (EEIT)	2025	Install, maintain, troubleshoot, and repair electrical systems	Entry-level electrical technicians
Energy Technology	2007	Install, maintain, troubleshoot, and optimize energy systems	Entry-level positions in the wind, nuclear, gas, coal, power distribution, or solar industries
Heating, ventilation, air conditioning and refrigeration (HVACR)	2012	Install, maintain, troubleshoot, and repair climate systems	Entry-level service technicians in the heating and cooling industry
Industrial Maintenance	2007	Diagnose, service, test and repair various types of machinery	Entry-level industrial maintenance technician in a wide range of industries including gas, coal, nuclear and solar industries
Marine	1991	Diagnose, service and repair boats	Entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs
Motorcycle	1973	Diagnose, service and repair motorcycles and all-terrain vehicles	Entry-level service technicians in motorcycle dealerships and independent repair facilities
NASCAR	2002	Automotive training along with additional NASCAR-specific elective courses	Entry-level service technicians in automotive dealer service departments or automotive repair facilities, or opportunities in racing-related industries
Non-Destructive Testing	2019	Examine, evaluate, verify, and document material integrity	Entry-level technicians in a variety of industries, from oil and gas and manufacturing to power generation and aviation
Robotics & Automation	2018	Design, program, operate, and maintain robotic systems	Entry-level technician in a variety of industries
Welding	2017	Cut, join, fabricate, and repair metal components	Entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries
Wind Power	2007	Diagnose, service and repair wind turbine towers	Entry-level service technicians for the wind power industry
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
UTI currently offers the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by its manufacturer brand partners:

UTI Manufacturer-Paid MSAT Programs Offered	Location
Mercedes-Benz DRIVE	Mercedes-Benz facilities in Long Beach, California; Jacksonville, Florida; Robbinsville, New Jersey; and Grapevine, Texas
Peterbilt Technician Institute (PTI)	Lisle, Illinois; Dallas, Texas
Porsche Technician Apprenticeship Program (PTAP)	Porsche facilities in Eastvale, California; Atlanta, Georgia; and Easton, Pennsylvania
Tesla START Collision	Long Beach, California
UTI Student-Paid MSATs
UTI students may participate in student-paid MSAT programs upon successfully completing the necessary core curriculum prerequisites. UTI currently offers the following student-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with its manufacturer brand partners:

UTI Student-Paid MSAT Programs Offered	Location
Advanced Training
BMW FastTrack	Avondale, Arizona; Exton, Pennsylvania; Houston, Texas; Long Beach, California; Orlando, Florida; Lisle, Illinois; Miramar, Florida
Cummins Engines	Avondale, Arizona; Exton, Pennsylvania; Houston, Texas
Cummins Power Generation	Avondale, Arizona
Daimler Trucks Finish First Program	Avondale, Arizona; Lisle, Illinois; Orlando, Florida
Ford Accelerated Credential Training (FACT)	Avondale, Arizona; Rancho Cucamonga, California; Sacramento, California; Orlando, Florida; Lisle, Illinois; Mooresville, North Carolina; Bloomfield, New Jersey; Exton, Pennsylvania; Houston, Texas
General Motors Technician Career Training	Avondale, Arizona
Mopar TEC by Fiat Chrysler Automobiles US LLC	Mooresville, North Carolina
Toyota Professional Automotive Technician (TPAT)	Rancho Cucamonga, California

UTI Student-Paid MSAT Programs Offered	Location
Manufacturer Specific Training
American Honda Motor Company, Inc.	Phoenix, Arizona; Orlando, Florida
BMW Motorrad of North America, LLC	Phoenix, Arizona; Orlando, Florida
Harley-Davidson Motor Company	Phoenix, Arizona; Orlando, Florida
Kawasaki Motors Corporation, USA	Phoenix, Arizona; Orlando, Florida
Mercury Marine	Orlando, Florida
Suzuki Motor of America, Inc.	Phoenix, Arizona
Volvo Penta of the Americas	Orlando, Florida
Yamaha Motor Corporation, USA	Phoenix, Arizona; Orlando, Florida
UTI Military Base Programs
In addition to the MSATs noted above, in partnership with the military and select industry partners, UTI has advanced training programs for transitioning veterans at select military base locations. Military base programs differ from UTI’s traditional MSATs in that the students do not complete the traditional core programs at a UTI campus before entering these advanced training programs. These programs range from 12 to 16 weeks and are available to all men and women transitioning out of the military. Candidates are interviewed and selected for these programs. Additionally, to be considered, candidates must be within six months of their separation dates from the military. There is no tuition cost to the participating service members.
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
UTI Affordability and Accessibility

During the year ended September 30, 2025, tuition for UTI programs ranged from approximately $18,000 for the Wind Power Technician programs (lasting 30 weeks) to $69,000 for the Automotive and Diesel program (lasting 90 weeks). During the year ended September 30, 2025, the average annual revenue per UTI student was approximately $35,100, net of scholarships or grants funded by the institution. We are focused on making our training more affordable and accessible for the UTI students through financing options, proprietary loans, institutional and relocation grants, scholarships based on need and merit, and employer sponsored training and tuition reimbursement. During the year ended September 30, 2025, approximately 58% of active UTI students received a UTI-funded scholarship or grant, approximately 49% of active UTI students participated in an “in school” cash payment plan, and approximately 21% of active UTI students received funding from UTI’s proprietary loan program.
In response to growing demand for trained technicians, UTI industry partners and employers are increasingly willing to participate in the UTI students’ cost of education by providing them with scholarship money and relocation assistance to attend school and by offering UTI graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and tool incentives. There are over 9,100 employer location incentive opportunities for UTI students, which when made available make the UTI training programs more affordable for students and may provide them with valuable relationships or employment opportunities following graduation.
Concorde Schools and Programs
Concorde offers certificate, diploma or degree programs in the healthcare field at campuses across the United States under the Concorde Career Colleges or Concorde Career Institute brands. The majority of Concorde’s short and core programs are 8 to 38 weeks in duration. Clinical programs are 30 to 120 week programs. The programs offered culminate in a diploma, associate of applied science degree or associate of science degree depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.

The table below sets forth the current locations that operate under the Concorde brand, the year the campus opened, and the principal programs taught at each location.

Concorde Location	Year Campus Opened	Current Principal Programs
California (Garden Grove)	1968	Dental Assistant; Dental Hygiene; Medical Assistant; Pharmacy Technician; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Vocational Nursing
California (North Hollywood)	1968	Dental Assistant; Medical Assistant; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology; Vocational Nursing
California (San Bernardino)	1968	Dental Assistant; Dental Hygiene; Medical Assistant; Neurodiagnostic Technology; Polysomnographic Technology; Respiratory Therapy; Surgical Technology; Vocational Nursing
California (San Diego)	1968	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Physical Therapist Assistant; Surgical Technology; Vocational Nursing
Colorado (Aurora)	1969	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Physical Therapist Assistant; Practical Nursing; Radiologic Technology; Respiratory Therapy; Sterile Processing Technician; Surgical Technology; Bachelor of Science in Nursing
Florida (Jacksonville)	1978	Cardiovascular Sonography; Dental Assistant; Diagnostic Medical Sonography; Medical Assistant; Nursing Practice; Phlebotomy Technician; Physical Therapist Assistant; Practical Nursing; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Florida (Miramar)	1987	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Medical Assistant; Occupational Therapist Assistant; Pharmacy Technician; Phlebotomy Technician; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Florida (Orlando)	2010	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Surgical Technology
Florida (Tampa)	1987	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Mississippi (Southaven)	2013	Dental Assistant; Massage Therapy; Medical Assistant; Medical Office Professional; Phlebotomy Technician; Sterile Processing Technician
Missouri (Kansas City)	1986	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Medical Office Administration; Phlebotomy Technician; Physical Therapist Assistant; Practical Nursing; Respiratory Therapy; Sterile Processing Technician; Surgical Technology; Bachelor of Science in Nursing
Oregon (Portland)	1969	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Polysomnographic Technology; Practical Nursing; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Tennessee (Memphis)	1981	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Massage Therapy; Medical Assistant; Medical Office Professional; Neurodiagnostic Technology; Nursing Practice; Occupational Therapy Assistant; Pharmacy Technician; Phlebotomy Technician; Physical Therapist Assistant; Polysomnographic Technology; Radiologic Technology; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Texas (Dallas)	2010	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Phlebotomy Technician; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology; Vocational Nursing
Texas (Grand Prairie)	2001	Dental Assistant; Dental Hygiene; Medical Assistant; Neurodiagnostic Technology; Phlebotomy Technician; Polysomnographic Technology; Sterile Processing Technician; Surgical Technology; Vocational Nursing

Concorde Location	Year Campus Opened	Current Principal Programs
Texas (San Antonio)	2010	Cardiovascular Sonography; Dental Assistant; Dental Hygiene; Diagnostic Medical Sonography; Medical Assistant; Phlebotomy Technician; Physical Therapist Assistant; Respiratory Therapy; Sterile Processing Technician; Surgical Technology
Online	2013	Dental Hygiene; Healthcare Administration; Medical Office Administration; Nursing Practice; Surgical Technology; Bachelor of Science in Nursing
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

Concorde Program	Year Established	Program Focus	Target Job Placement(1)
Short Programs
Phlebotomy Technician	2021	Phlebotomists prepare patients, collect blood samples, and transport specimens for analysis.	Entry-level phlebotomist in clinical laboratories, physician offices, blood donation centers, and hospitals.
Sterile Processing Technician	2021	Sterile Processing Technicians clean and sterilize medical instruments and durable equipment to ensure the safety of patients and medical staff.	Entry-level sterile processing technicians in dental offices, physician offices, outpatient health centers, and hospitals.
Core Programs
Dental Assistant	1995	Overall operations of a dental office	Entry-level dental assistant
Massage Therapy	2002	Massage techniques and manipulations designed to enhance the physical health of patients	Entry-level massage therapist in massage clinics, hospital rehabilitation departments, public practice, wellness centers, and chiropractic offices
Medical Assistant, Medical Assisting or Medical Office Professional	1995	Basic knowledge of a medical practice and the operations of a medical office	Entry-level medical assistant in a clinic or physician’s office, long-term care facility, hospital or medical insurance company
Pharmacy Technician	1999	Pharmacy Technician acts as an intermediary between the doctor and the pharmacist and between the pharmacist and the patient	Entry-level pharmacy technician in hospital, home healthcare, and retail environments
Clinical Programs
Cardiovascular Sonography	2021	Use special imaging equipment that directs sound waves into a patient’s body to assess and diagnose various medical conditions	Entry-level cardiovascular sonographers
Dental Hygiene	2011	Qualifications for licensure as a Registered Dental Hygienist	Entry-level dental hygienist
Diagnostic Medical Sonography	2021	Use special imaging equipment that directs sound waves into a patient’s body to assess and diagnose various medical conditions	Entry-level obstetrics and gynecology sonographer or entry-level abdominal sonographer
Neurodiagnostic Technology	2012	Advanced diagnostic procedures including EEGs, PSGs and others. Upon completion of the program, professional certifications may be required	Entry-level neurodiagnostic technician in neurology-related departments of hospitals, clinics and the private offices of neurologists and neurosurgeons

Concorde Program	Year Established	Program Focus	Target Job Placement(1)
Nursing Practice	2016	Qualifications for licensure as a registered nurse	Entry-level registered nurse positions after passing the state board licensure exam
Occupational Therapy Assistant	2012	To provide quality occupational therapy services to assigned individuals under the supervision of a registered Occupational Therapist	Entry-level occupational therapy assistants in hospitals, clinics, schools, client homes, and community settings
Pharmacy Technician	1999	Pharmacy Technician acts as an intermediary between the doctor and the pharmacist and between the pharmacist and the patient	Entry-level pharmacy technician in hospital, home healthcare, and retail environments
Physical Therapist Assistant	2011	Physical Therapist Assistants provide physical therapy services under the direction and supervision of a licensed Physical Therapist	Entry-level physical therapist assistant in a variety of settings, including hospitals, inpatient rehabilitation facilities, private practices, outpatient clinics, home health, skilled nursing facilities, schools, sports facilities, and more
Polysomnographic Technology	2012	Perform sleep tests and work with physicians to provide information needed for the diagnosis of sleep disorders	Entry-level positions as Polysomnographic Technologists
Practical/Vocational Nursing	1996	Perform as entry-level nursing staff in an acute-care hospital, extended-care facility, physician’s office, or other healthcare agency	Entry-level positions as a licensed practical/vocational nurse
Radiologic Technology	2012	Perform diagnostic imaging examinations on patients	Entry-level diagnostic radiographer positions
Respiratory Therapy	2011	Assess, treat, and care for patients with breathing disorders. Prepare students for licensure as a registered respiratory therapist	Respiratory therapists may serve as asthma educators, patient educators, case managers, hyperbaric oxygen specialists, extra corporeal membrane oxygenation specialists and sleep specialists. Respiratory therapists work in hospitals, clinics, skilled nursing facilities, home care, and diagnostic labs
Surgical Technology	2012	Surgical technologist is a highly skilled and knowledgeable allied health professional who, as an essential member of the surgical team, works with surgeons, anesthesia providers, operating room nurses, and other professionals in providing safe care to the surgical patient	Entry-level surgical technologist in acute-care hospitals, outpatient surgery centers, surgical clinics, central sterile processing departments, birthing centers, and other healthcare settings
(1)    Target job placement describes the type of employment the program is designed to prepare graduates to obtain. Concorde graduates may also secure positions outside of the target job placement, including various other healthcare related positions.
Concorde Affordability and Accessibility
During the year ended September 30, 2025, tuition for Concorde programs ranged from approximately $1,000 for the Phlebotomy program (lasting approximately 8 weeks) to approximately $99,000 for the Dental Hygiene program (lasting approximately 90 weeks). During the year ended September 30, 2025, the average annual revenue per Concorde student was approximately $30,000, net of scholarships or grants funded by the institution. We are focused on making the Concorde training more affordable and accessible through financing options, institutional and relocation grants, and scholarships based on need and merit. Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that is not covered by federal student financial aid or other funding sources. During the year ended September 30, 2025, approximately 16% of Concorde’s active students received a Concorde-funded scholarship or grant and approximately 68% of Concorde active students received funding through Concorde sponsored retail installment contracts.

Student Enrollment
UTI enrolls students throughout the year with courses typically starting every three to twelve weeks. Concorde enrolls students throughout the year with core terms starting every month and clinical terms starting every ten or sixteen weeks. The table below outlines our new student starts, average full-time students, and end of period full-time students for both UTI and Concorde.

	Year Ended September 30,			% Change
	2025	2024	2023(1)	2025 vs 2024	2024 vs 2023
UTI
Total new student starts	16,339	15,138	14,181	7.9%	6.7%
Average full-time active students	14,913	13,810	12,614	8.0%	9.5%
End of period full-time active students	16,841	15,873	14,833	6.1%	7.0%
Concorde
Total new student starts	13,454	11,747	8,432	14.5%	39.3%
Average full-time active students	9,705	8,475	7,654	14.5%	10.7%
End of period full-time active students	10,838	9,747	8,369	11.2%	16.5%
Consolidated
Total new student starts	29,793	26,885	22,613	10.8%	18.9%
Average full-time active students	24,618	22,285	20,268	10.5%	10.0%
End of period full-time active students	27,679	25,620	23,202	8.0%	10.4%
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
We also have centralized departments for each segment whose focus is to build and maintain relationships with potential and existing national employers and develop graduate job opportunities and, where possible, relocation assistance, sign-on bonuses, tool packages and tuition reimbursement plans with our manufacturer brand partners and other industry employers. Together, the campuses and centralized departments coordinate and host career fairs, industry awareness presentations, interview days and employer visits to our campus locations. We believe that our graduate career services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates. These graduate career services are a competitive differentiator from other education institutions.
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
Within the for-profit education sector, some of our public company competitors are Adtalem Global Education, Inc., American Public Education, Inc., Legacy Education, Lincoln Educational Services Corporation, Perdoceo Education Corporation, and Strategic Education, Inc. We also consider other regional or single location institutions with a larger local presence near one of our campuses to be competitors. Competition is generally based on location, tuition rates, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation and recruiting. Additionally, the military often recruits or retains potential students when branches of the military offer enlistment or re-enlistment bonuses.
Human Capital Management
As of September 30, 2025, we had approximately 4,100 employees, including approximately 1,500 instructors, 400 admissions representatives, and 1,500 student support employees.
We believe in creating an environment where innovation thrives and students are able to succeed. As a forward-thinking educational institution, we know that the best ideas emerge when people feel connected, valued, and empowered to share their perspectives. Our Director of Engagement leads efforts to build a strong internal culture where engagement and belonging are foundational. We are committed to cultivating a workplace where individuals feel safe to express themselves, contribute meaningfully, and collaborate across differences in service of our dynamic student population.
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
Sustainability and Environmental Matters
Sustainability
We recognize the importance of the Company’s role in sustainability. Through the leadership of the Company’s Nominating and Corporate Governance Committee of the Board of Directors, the Company regularly examines sustainability as it relates to shareholder value. The Company’s primary focus on quality post-secondary education is one of the 17 Sustainable Development Goals established by the United Nations. Additionally, the Company is designated as having strong sustainability performance, also known as “Prime Designation,” by the ISS ESG Corporate Rating system.

Environmental Matters
UTI uses hazardous materials at its training facilities and campuses and generates small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint, solvents, car batteries and aircraft batteries. As a result, the UTI facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid waste and hazardous substances, and the clean-up of contamination at UTI facilities or off-site locations to which UTI sends or has sent waste for disposal. Certain UTI campuses are required to obtain permits for air emissions. If UTI does not maintain compliance with any of these laws, regulations, or permits, or if UTI is found responsible for a spill or release of hazardous materials, UTI could incur significant costs for clean-up, damages, and fines or penalties.
Concorde monitors and follows all regulatory guidelines for any bloodborne pathogens, chemicals, or gases that the school purchases and uses. Multiple Concorde educational programs generate biohazardous waste, including, but not limited to, disposables contaminated with blood and body fluids and contaminated sharps such as needles. Where applicable, the programs use appropriate decontamination, cleaning, and sterilization methods and processes on all required reusable products or equipment. Concorde programs also purchase and use many different chemicals and substances for skills practice and cleaning. These chemicals and substances are handled per the manufacturer guidelines, and the safety data sheets are maintained at the campus per regulations in the event of any spill, release, exposure, or adverse reaction. Concorde contracts with several vendors for approved and appropriate disposal of any chemical products or contaminated bloodborne pathogen items. Some of Concorde’s programs use gases including, but not limited to, Oxygen and Nitrous Oxide. These gases are purchased from commercial vendors and are stored, maintained, and disposed of per the manufacturer and regulatory guidelines.
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
On the federal level, we also are subject to oversight by other agencies, including the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Federal Trade Commission (“FTC”), the Internal Revenue Service, the Federal Aviation Administration and the Departments of Veterans Affairs (“VA”), Defense (“DOD”), Treasury, Labor, and Justice. At the state level, we are subject to oversight by higher education coordinating boards or commissions, state departments of education, professional licensing boards for specific programs, and, in some cases, consumer protection or attorney general offices that oversee advertising, recruiting, and student-related business practices. Below, we discuss certain elements of this regulatory environment.

State and Accreditor Approvals
State Authorization
To operate and offer post-secondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in educational or recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is educating or recruiting students. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. Many states have requirements for institutions to disclose institutional data to current and prospective students, as well as to the public, and some states require that our schools meet prescribed performance standards as a condition of continued approval. States can and often do revisit, revise, and expand their regulations governing post-secondary education and recruiting.

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
Each of our institutions holds the state or SARA authorizations required to operate and offer post-secondary education programs, and to recruit in the states in which it engages in recruiting activities. We also have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) and the Council on Occupational Education (“COE”) to offer blended format programs that utilize both distance and on-ground education. Additionally, we have received approvals from all required state education authorizing agencies to offer blended format programs.
State Licensing Boards
Many educational programs leading to professional licensure in a regulated profession require approval from, and are subject to, ongoing oversight by state agencies or boards. For example, certain Concorde healthcare programs, such as the Vocational Nursing, Practical Nursing, Dental Assistant, Dental Hygiene, Massage Therapy, and Nursing Practice (“RN”) programs, require and have obtained state licensure. Such programs are required to meet the standards of the state licensure agency or board and Concorde must periodically renew these licenses by completing a comprehensive license renewal process.
Institutional Accreditation
Institutional accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of the UTI institutions and 13 of the Concorde institutions are accredited by the ACCSC. The remaining three Concorde institutions are accredited by the COE. Both ACCSC and COE are accrediting agencies recognized by ED.
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
The tables below set out the renewal of accreditation cycle for each of our schools:

UTI Campus	Accreditation Expiration	Renewal Status
Canton, Michigan(1)	July 2026	Renewed
Long Beach, California(1)	September 2027	Renewed
Exton, Pennsylvania(2)	October 2028	Renewed
Dallas, Texas(2)	March 2029	Renewed
Austin, Texas(1)	May 2029	Renewed
Sacramento, California(2)	December 2029	Renewed
Mooresville, North Carolina(2)	December 2029	Renewed

UTI Campus	Accreditation Expiration	Renewal Status
Miramar, Florida	February 2030	Renewed
Avondale, Arizona(3)	February 2030	Renewed
Orlando, Florida(3)	February 2030	Renewed
Houston, Texas(3)	February 2030	Renewed
Lisle, Illinois(2)	February 2030	Renewed
Rancho Cucamonga, California(3)	February 2030	Renewed
Phoenix, Arizona	May 2030	Renewed
Bloomfield, New Jersey(2)	May 2030	Renewed

Concorde Campus	Accreditor	Accreditation Expiration	Renewal Status
Garden Grove, California(4)	ACCSC	May 2025	In Process
San Bernardino, California(4)	ACCSC	November 2025	In Process
Aurora, Colorado	ACCSC	February 2026	In Process
Kansas City, Missouri (including Online)	ACCSC	November 2026	In Process
Orlando, Florida(3)	ACCSC	December 2026	Renewed
Portland, Oregon	COE	February 2027	Renewed
Dallas, Texas	ACCSC	April 2027	Renewed
San Antonio, Texas(3)	ACCSC	April 2027	Renewed
San Diego, California	ACCSC	May 2027	Renewed
Memphis, Tennessee	COE	September 2027	Renewed
Southaven, Mississippi	COE	September 2027	Renewed
North Hollywood, California	ACCSC	June 2028	Renewed
Tampa, Florida	ACCSC	May 2029	Renewed
Jacksonville, Florida	ACCSC	August 2029	Renewed
Miramar, Florida	ACCSC	May 2030	Renewed
Grand Prairie, Texas	ACCSC	December 2030	Renewed
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
(3)    Indicates a school that achieved the School of Excellence status on their previous accreditation cycle, but are awaiting any awards for the current renewal cycle.
(4)     Due to scheduling and resource limitations, an institution’s grant of accreditation at times may expire on its face prior to the completion of a renewal cycle. In such cases, the institution’s accreditation remains in place until the renewal cycle is complete, and a new grant of accreditation is issued.
Programmatic Accreditation
In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure that an academic program has undergone a rigorous review process and been found to meet high standards for educational quality. Certain Concorde healthcare programs, including the Physical Therapist Assistant, Dental Hygiene, Neurodiagnostic Technology, Polysomnographic Technology, Respiratory Therapy, Surgical Technology, Radiologic Technology, Diagnostic Medical Sonography, Cardiovascular Sonography, Practical Nursing, Pharmacy Technician, and Occupational Therapy Assistant programs, have obtained programmatic accreditation. Such programs are required to meet the standards of their programmatic accreditor and Concorde must periodically renew these accreditations by completing a comprehensive programmatic accreditation renewal process.
The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA includes several significant provisions affecting institutions of higher education and the broader higher education sector. Under OBBBA, Congress approved amendments to the HEA that, among other things, revised certain Title IV Programs, including provisions that condition the eligibility of educational programs on compliance with earnings benchmarks that compare the median earnings of program completers only in degree programs to the median earnings of working adults with lesser credentials (colloquially called the “Do No Harm” provisions), and other provisions that will limit or reduce the amount of Title IV Program funding that may be available to some higher education students. OBBBA also enacted regulatory changes to the “borrower defense to repayment” and “closed school loan discharge” regulations.
As described in “Title IV Program Rulemakings,” ED has announced its intention to conduct negotiated rulemaking regarding the education-related provisions of OBBBA. We are currently analyzing the changes made by OBBBA, but the impact of these and other changes to the HEA enacted as part of OBBBA, and of related future regulatory and policy changes, is unknown at this time.
Title IV Programs
The federal government provides a substantial part of its support for post-secondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED.
Title IV grants include Federal Pell Grants (the “Pell Grants”) and Federal Supplemental Educational Opportunity Grants (“FSEOG”). Pell Grants are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. FSEOG grants are designed to supplement Pell Grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under the FSEOG program. Pell Grants generally do not need to be repaid.
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
All of our institutions are certified to participate in Title IV Programs. The HEA, which authorizes Title IV Programs, has not been comprehensively reauthorized since 2008, despite repeated attempts by Congress. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. At this time, we cannot predict all or any of the changes that Congress may ultimately make, and any of those changes could potentially have a material adverse effect on our business and operations.
Overall, in fiscal 2025, across our institutions, we derived approximately 78% of our revenues, on a cash basis, from Title IV Programs and various veterans’ programs. Of this total amount, we derived approximately 43% of our revenues, on a cash basis, from the Direct Loan program, pursuant to which ED makes loans to students or their parents. We derived approximately 23% of our revenues, on a cash basis, from the Pell Program. We derived approximately 11% of our revenues, on a cash basis, from veterans’ programs. And we derived less than 1% of our revenues, on a cash basis, from FSEOG.
The Title IV Program statutes and regulations are applied primarily on an institutional basis. The HEA defines an “institution” as a main campus and its additional locations. Pursuant to this definition, ED recognizes the Company as owning and operating fifteen institutions (“OPE IDs”), organized as follows:

Institution	Main Campus	Additional Campuses (if any)
Universal Technical Institute of Arizona	Universal Technical Institute, Avondale, Arizona	Universal Technical Institute, Lisle, Illinois;
Universal Technical Institute, Long Beach, California;
Universal Technical Institute, Miramar, Florida; Universal Technical Institute, Rancho Cucamonga, California;
Universal Technical Institute, Mooresville, North Carolina
Universal Technical Institute of Phoenix	Universal Technical Institute, Phoenix, Arizona	Universal Technical Institute, Sacramento, California; Universal Technical Institute, Orlando, Florida
Universal Technical Institute of Texas	Universal Technical Institute, Houston, Texas	Universal Technical Institute, Exton, Pennsylvania; Universal Technical Institute, Dallas, Texas; Universal Technical Institute, Bloomfield, New Jersey; Universal Technical Institute, Austin, Texas
Universal Technical Institute of Canton	Universal Technical Institute, Canton, Michigan
Concorde Career College, North Hollywood, California	Concorde Career College, North Hollywood, California
Concorde Career College, San Diego, California	Concorde Career College, San Diego, California
Concorde Career College, Garden Grove, California	Concorde Career College, Garden Grove, California
Concorde Career College, San Bernardino, California	Concorde Career College, San Bernardino, California
Concorde Career College, Aurora, Colorado and Dallas, Texas	Concorde Career College, Aurora, Colorado	Concorde Career College, Dallas, Texas
Concorde Career Institute, Jacksonville, Florida	Concorde Career Institute, Jacksonville, Florida	Concorde Career Institute, Orlando, Florida
Concorde Career Institute, Tampa, Florida	Concorde Career Institute, Tampa, Florida
Concorde Career College, Memphis, Tennessee; Portland, Oregon; and Southaven, Mississippi	Concorde Career College, Memphis, Tennessee	Concorde Career College, Southaven, Mississippi; Concorde Career College, Portland, Oregon
Concorde Career Institute, Miramar, Florida	Concorde Career Institute, Miramar, Florida
Concorde Career College, Kansas City, Missouri and San Antonio, Texas	Concorde Career College, Kansas City, Missouri	Concorde Career College, San Antonio, Texas
Concorde Career College, Grand Prairie, Texas	Concorde Career College, Grand Prairie, Texas
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
Eligibility and Recertification
All institutions seeking to participate in the Title IV Programs must first establish their eligibility to do so. The Program Participation Agreement (“PPA”) document serves as ED’s formal recognition that an institution and its associated additional locations have satisfied this requirement and are authorized to participate in Title IV Programs for a specified period of time. An institution seeking to expand its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers, must obtain approval from ED. Every participating institution is also required to periodically renew its certification by applying for continued certification before its current term of certification expires. Terms of certification are typically six years but can be three years or shorter. Each of our institutions participates in the Title IV Programs through a PPA. Those institutions we acquired within the last five years (MIAT and Concorde) participate pursuant to provisional PPAs, which is standard for institutions that have recently undergone a change in ownership or control. ED may, in certain circumstances, also place an institution on a provisional PPA if it finds that the institution does not fully satisfy all of the eligibility and certification standards. A provisional PPA attaches additional requirements and limitations to participation for the duration of the provisional period, which typically is three years. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may impose additional limitations and restrictions, up to and including revoking the institution’s certification to participate in Title IV Programs.
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
We regularly monitor compliance with the 90/10 requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Federal education assistance funds for any fiscal year. As of September 30, 2025, our institutions’ annual percentages of Federal education assistance funds, as calculated under the current 90/10 rule, ranged from approximately 67% to approximately 82%.
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
Due to the COVID-19 pandemic, ED paused all loan payments from March 13, 2020 through October 1, 2023. This has significantly decreased the default rates starting with the 2019 Cohort, and resulted in a 0% default rate for the 2020, 2021 and 2022 Cohort Rate for all UTI institutions.
An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions and will lose eligibility if the rate remains above 30% for three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. All of our institutions had a three-year cohort default rate of 0% for 2022, 2021, or 2020, which are the three most recent FFYs with published rates.

Financial Responsibility
All institutions participating in Title IV Programs also must satisfy specific ED standards of financial responsibility. Among other things, an institution must meet all of its financial obligations, including making required refunds to students and any Title IV Program liabilities and debts, being current in its debt payments, complying with certain past performance requirements, and not receiving an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. Each year, ED also evaluates institution’s financial responsibility by calculating a “composite score,” which measures an institution’s overall financial health. The composite score utilizes information provided in the institution’s annual audited financial statements and is based on three ratios: (1) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (2) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (3) the net income ratio which measures the institution’s ability to operate at a profit.

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
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our year ended September 30, 2025, we calculated our composite score to be 2.3. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.
The financial responsibility regulations include certain mandatory and discretionary triggering events that require an institution to post a letter of credit or other form of financial protection with ED. The rules provide that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory or discretionary triggering event, such that multiple triggering events could subject an institution to substantial cumulative financial protection obligations. As an example, a mandatory triggering event would be an action by ED to recoup adjudicated borrower defense to repayment claims where the potential amount of recovery would cause the institution’s recalculated composite score to drop below 1.0. Specified discretionary triggers, which provide ED flexibility on whether to require a letter of credit based on the financial impact the triggering event would have on the institution, include the existence of pending group-process borrower defense to repayment claims. We did have a triggering event for our year ended September 30, 2025 with the transition of our MIAT Houston, Texas campus to our UTI Houston, Texas campus in December 2024 for which there were no additional stipulations placed by the ED.
Borrower Defense to Repayment
Under the HEA and its implementing regulations, students may file a claim with ED to discharge their federal Direct Loans (or Direct Consolidated Loans) if, generally, they believe their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. This is referred to as a “borrower defense to repayment” or “BDR” claim. The regulations governing the standards and processes pursuant to which BDR claims are adjudicated have been revised multiple times since their introduction in 1994, with the result that the current regulatory framework is extraordinarily complex. It is generally the case that an individual BDR claim would be adjudicated by an ED staff member and any subsequent recoupment process initiated by ED would be overseen by a hearing official. But the specific standards and processes that apply vary depending on when the underlying loan was made, and certain versions of the law permit the formation of a group claims process by ED. Pursuant to OBBBA, the BDR rule promulgated in 2022 is not in effect for loans that first originate before July 1, 2035, and the 2019 BDR rule is restored and revived as such regulations were in effect on the date it was promulgated.

According to data released by ED in response to Freedom of Information Act requests, over 600,000 BDR claims had been filed against 4,900 institutions of higher education (or about 83% of Title IV-eligible institutions of higher education) by December 31, 2022. Frustrated with ED’s inability to process BDR claims, a group of former borrowers sued ED in federal district court in California. On June 22, 2022, the parties in Sweet, et al. v. Linda McMahon, et al. reached a settlement agreement (the “Sweet Settlement”) which generally provided that all BDR claims filed prior to June 22, 2022 would be discharged with no or minimal adjudication by July 28, 2025. Also, because these discharges would be managed without input from the schools alleged to have engaged in misconduct, such claims could not serve as the basis of a recoupment action against a school. Any borrower who attended Concorde, as well as 152 other named schools, and had a BDR claim pending as of June 22, 2022, will receive “Full Settlement Relief.” Full Settlement Relief means that the federal student loan(s) associated with the borrower’s attendance at the school will be discharged, ED will refund any amounts paid to ED on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report.
The Sweet Settlement also provided that BDR claims filed between June 22, 2022 and November 15, 2022 would be adjudicated no later than January 28, 2026, or would be automatically discharged. Schools would have the opportunity to review and respond to this group of claims, and they also could be subject to recoupment actions for any loan amounts discharged. In fall 2023, ED began providing institutions with BDR claims filed in the June-November 2022 period. In doing so, ED acknowledged that it was not conducting any substantive review of the applications (e.g., determining whether an application asserts a valid basis for a BDR claim) before sending them to institutions.
In late 2023, ED provided us with a de minimis number of BDR claims that had been filed by former UTI and MIAT students. Then, in late February 2024, ED provided us with the first subset of approximately 2,500 BDR claims from former students of our Concorde institutions. While these BDR claims were filed with ED during the June 22, 2022 to November 15, 2022 time period noted above, the borrowers filing the claims may have been in attendance many years prior to that date, including, in some instances, more than 20 years ago. With regard to Concorde, all the claims were made by students who attended Concorde prior to the Company’s acquisition of the Concorde schools in December 2022.
We have reviewed and responded to every BDR complaint received. All BDR claims made against MIAT have been denied by ED. Claims made against UTI or Concorde have yet to be adjudicated. If ED were to discharge some amount of loans, ED will, at a later date, determine whether to engage in a separate proceeding to recoup such amount from the applicable school. This process would take place before a hearing official, and the applicable school would have an opportunity to contest the recoupment.
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
Incentive Compensation
The “incentive compensation” prohibition forbids institutions from providing any commission, bonus, or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or the awarding of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds.
Gainful Employment/Financial Value Transparency
The HEA requires all Title IV programs offered by proprietary institutions, and all Title IV non-degree programs offered by public and private non-profit institutions, to “prepare students for gainful employment in a recognized occupation.” On October 10, 2023, ED published its Financial Value Transparency and Gainful Employment Rule (the “GE Rule”), effective July 1, 2024. This rule covers all Title IV-participating programs at all Title IV-participating institutions of higher education.

Under the GE Rule, all institutions are required to report to ED an extraordinary array of data for their Title IV-participating programs and students. Utilizing the reported data, ED will calculate and disclose debt-to-earnings (“D/E”) rates and an “Earnings Premium” for every Title IV-participating program on a new “program information website.” Upon finalizing the D/E rates and Earnings Premium, ED will issue a notice of determination to the institution informing it of the D/E rates and Earnings Premium measure for each program, as well as whether each program is passing or failing, and the consequences of that determination. Failing programs will be subject to a range of sanctions. Most significantly, a GE Program, meaning Title IV non-degree programs offered by public and private non-profit institutions and all Title IV programs offered by proprietary institutions, becomes ineligible for federal financial aid if the program (1) fails the D/E rate test in two out of any three consecutive award years for which the program’s D/E rates are calculated, or (2) fails the Earnings Premium test in two out of any three consecutive award years for which the program’s Earnings Premium is calculated. A D/E rate and an Earnings Premium for each program also will be calculated and disclosed to prospective and current students and will be labeled “low-earning” or “high-debt-burden,” per ED determination.
Title IV Program Rulemakings
ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which the agency revisits, revises, and expands the complex and voluminous Title IV Program regulations. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. On July 25, 2025, ED announced its intention to name two new negotiated rulemaking committees to consider issues related to the Title IV programs, including changes necessary to implement provisions of OBBBA.
•The Reimagining and Improving Student Education (“RISE”) Committee will look at potential changes to the Federal student loan programs, including loan limits and repayment plans, institutional flexibility to limit loans, and loan default issues.
•The Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) Committee will focus on accountability issues, the Pell Grant program, and other aspects of the Title IV programs, including the so-called Do No Harm provision in OBBBA, Financial Value Transparency and Gainful Employment, and Workforce Pell eligibility.
Non-Discrimination
As a condition of receiving federal financial assistance, we are responsible for complying with applicable laws and regulations promulgated by ED regarding non-discrimination, including those relating to Title IX of the Education Amendments of 1972, Title VI of the Civil Rights Act of 1964, and Section 504 of the Rehabilitation Act of 1973.
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
Department of Veterans Affairs Benefit Programs
Some of our students receive financial aid from VA benefit programs. In fiscal 2025, we derived approximately 11% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.
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
If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance. Additionally, the VA requires a campus be in operation for two years before it can apply to participate in VA benefit programs. All of our campuses are currently eligible to participate in VA education benefit programs.
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
Regulatory Approval of Acquisitions
When we acquire an institution, the acquired school typically experiences a change of control under the standards of applicable federal and state agencies, including its institutional accreditor and ED. These agencies have varying processes and criteria for evaluating a change of control and may elect to attach conditions to the continued approval of the acquired school following the closing of the transaction. The approvals granted by ED after completing the acquisitions of both MIAT and Concorde, for example, included increased reporting and notification obligations, as well as requirements that neither school group could add new programs or locations, or change existing programs. Such restrictions on new campuses and programs generally remain in place for the time required for ED to review two years of audited financials for the acquired school under the new ownership. However, ED provides institutions that are able to satisfy certain requirements the opportunity to initiate growth plans before this period has expired.
MIAT has completed and submitted two years of audited financials under UTI ownership and anticipates being able to seek new program and campus approvals during fiscal 2026. Concorde, for its part, was able to demonstrate to ED that it satisfies the agency’s requirements for initiating growth plans prior to completing two fiscal years under UTI ownership, which included the posting of a $19.6 million letter of credit, and as such, has been granted permission to begin seeking new program and campus approvals.
Consumer Protections Laws and Regulations
As a post-secondary educational institution, we are subject to a broad range of consumer protection and other laws, such as those that relate to recruiting, marketing, the protection of personal information, student financing and payment servicing. Such laws and regulations are enforced by federal agencies including the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”) and by various state agencies and state attorneys general.
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
Both UTI and Concorde, along with 68 other proprietary institutions, received an October 6, 2021 letter from the FTC providing notice that engaging in deceptive or unfair conduct in the education marketplace violates consumer protection laws and could lead to significant civil penalties. The notice stated that an institution’s receipt of the letter “does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct,” and the FTC did not request any information. UTI has not received any other correspondence from the FTC.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.uti.edu under the “Investor Relations - Financials - SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.
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
As detailed in “Business - Regulatory Environment,” our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by our institutional accreditors. These requirements, which are subject to frequent change, cover virtually every aspect of our schools’ operations. The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs and veterans’ programs, from which we derived approximately 78% of our revenues, on a cash basis, in fiscal 2025. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of actions, including, without limitation, issuing fines or penalties, requiring reimbursement for discharged loan obligations, requiring letter(s) of credit, halting certain business practices, or suspending or terminating our eligibility to participate in the Title IV Programs. Any such action could adversely affect our cash flows, results of operations and financial condition, and could include the imposition of significant operating restrictions upon us. It could also result in negative publicity that could negatively affect student enrollment. We cannot predict with certainty how each regulatory body will apply its requirements or whether each of our schools will be able to comply with all of the requirements in the future.
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
ED is almost continuously engaged in negotiated rulemakings, which is the process by which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. These regulations also are frequently challenged through litigation, creating significant uncertainty as to when and what part of the regulations have taken effect, how they should be implemented, and how they will be interpreted and enforced. Borrower Defense to Repayment, Financial Responsibility, or Gainful Employment regulations, in particular, or rulemakings promulgated in response to OBBBA, may increase risks of financial liability or reputational harm. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. Significant negotiated rulemakings that could materially and adversely affect our business are discussed in “Business - Regulatory Environment - Title IV Program Rulemakings.”
Congress may change the law or reduce funding for or place restrictions on the use of funds received through Title IV Programs, which could reduce our student population, revenues and/or profit margin.
Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and determining the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and, despite repeated attempts, has not completed a full reauthorization since then. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. In this regard, on July 4, 2025, OBBBA was signed into law. Under OBBBA, Congress approved amendments to the HEA that, among other things, revised certain Title IV Programs, including provisions that condition the eligibility of educational programs upon compliance with earnings benchmarks that compare former students’ median earnings after completing a program to the median earnings of working adults with lesser credentials and other provisions that will limit or reduce the amount of Title IV Program funding that may be available to some higher education students. OBBBA also enacted regulatory changes to the “borrower defense to repayment” and “closed school loan discharge” regulations. The impact of these changes and other changes to the HEA enacted as part of OBBBA, and of related future regulatory and policy changes, is unknown at this time. Any action by Congress that significantly affects Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could have a material adverse effect on our operations, cash flows, results of operations, or financial condition. Such action may occur during HEA reauthorization as part of separate technical amendments to the HEA or during Congress’s annual budget and appropriations cycle. Additionally, a shutdown of government agencies responsible for administering student financial aid programs under Title IV, including ED, could lead to delays in student eligibility determinations and delays in origination and disbursement of government-funded student loans to our students. These uncertainties could reduce our student population, revenues and/or profit margin.

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
In recent years, federal and state governments and agencies have focused significantly on for-profit education institutions, specifically regarding participation in Title IV Programs and DOD or VA oversight of tuition assistance for military service members attending for-profit colleges. Continued or increased Congressional activity could result in the enactment of more stringent legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. In addition, concerns generated by this activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.
Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.
Because all Title IV Program student loans (other than Perkins loans) are processed under the Direct Loan (“DL”) program, any disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of loans through the DL program on a timely basis, could impact our students’ ability to timely obtain their student loans and have a material adverse effect on our operations, cash flows, results of operations, or financial condition.
Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by governmental regulatory agencies, accrediting agencies, and third parties alleging noncompliance with applicable standards. Each of our institutions’ administration of Title IV Program funds must be audited annually by independent accountants, and the resulting audit report must be submitted to ED for review. Moreover, we may be subject to program reviews from ED, audits by the ED Office of Inspector General, or a compliance audit as a condition of participation in the Higher Education Emergency Relief Fund (“HEERF”). We are also subject to various lawsuits, investigations and claims covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, including consumer protection laws applicable to activities of post-secondary educational institutions, false claims made to the federal government and routine employment matters. We may also face borrower defense to repayment claims or complaints from students or prospective students. While we are committed to strict compliance with all applicable laws, regulations, and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to successfully defend against lawsuits or claims, we may be required to pay monetary damages, be held liable for a student’s discharged debt, or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs that are not covered or are in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector we operate in, numerous state attorneys general have initiated investigations of for-profit schools operating in their state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, Congressional leadership or state licensing bodies.
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
The operations of companies in the education and training services industry, including us, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, the FTC, state governmental agencies and attorneys general, ED and other federal agencies. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit post-secondary education sector as a whole. These investigations of, or regulatory actions against, specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment and heighten the risk of class action lawsuits against us, which could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.
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
UTI and Concorde offer students the opportunity to finance all or part of their education using institutional credit, including retail installment contracts. If such arrangements qualify as a “private education loan” under federal law, a multitude of regulations must be followed, including from ED and the CFPB. State attorneys general and other regulators also scrutinize such arrangements. Failure to comply with regulatory requirements could have a material adverse effect on our business, cash flows, results of operations and financial condition, and could also result in negative publicity that could negatively affect student enrollment.
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
If our students are unable to obtain professional licenses or certifications required for employment in their chosen fields of study, our reputation may suffer and we may face declining enrollments and revenue or be subject to student litigation.
Certain of our students require or desire professional licenses or certifications to obtain employment in their chosen fields. Their success in obtaining such licensure or certification depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the relevant government or by the relevant state regulatory authorities, whether the program from which the student graduated meets all professional licensure educational requirements and whether the program is accredited in accordance with state requirements. If one or more state professional licensing authorities refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, cash flows, results of operations and financial condition, and could also result in negative publicity that could negatively affect student enrollment.
The post-secondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections.
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
The proprietary loan program may also be subject to oversight by the CFPB, which could result in additional reporting requirements or increased scrutiny. Other proprietary post-secondary institutions have been subject to information requests from the CFPB with regard to their private student loan programs. The possibility of litigation, and the associated cost, are risks associated with the proprietary loan program. At least two other proprietary education institutions have been subject to lawsuits under the Consumer Financial Protection Act of 2010; the institutions are accused of having unfair private student loan programs and of allegedly engaging in certain abusive practices, including interfering with students' ability to understand their debt obligations and failing to provide certain material information.
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
Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified. Our total recorded goodwill of $28.5 million as of September 30, 2025 resulted from our Motorcycle Mechanics Institute and Marine Mechanics Institute, MIAT College of Technology and Concorde acquisitions. We perform our annual goodwill impairment assessment as of August 1 of each fiscal year. Future assessments of goodwill could result in reductions. Any reduction in net income and operating income resulting from the write-down or impairment of goodwill could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill in future periods.
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
We teach our UTI and Concorde programs at campus locations in Jacksonville, Orlando, Miramar, and Tampa, Florida, all areas that can experience tropical storms and hurricanes, severe storms, floods, coastal storms, tornadoes and power outages. We also have seven campus locations in California and six campus locations in Texas, all in areas that have historically been susceptible to severe weather events or other natural disasters.
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
Risk Management and Strategy
As one of the critical elements of enterprise-wide approach to risk management, our cybersecurity program is focused on the following key areas:
Governance: As discussed in more detail under the heading “Governance” below, our cybersecurity program is overseen by our Chief Information Officer (“CIO”), who reports to our Chief Executive Officer (“CEO”), and is responsible for publishing cybersecurity policies and standards, conducting annual risk assessments and maintaining our compliance. Our CIO regularly reports to our Audit Committee on the status of the cybersecurity program.

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
We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our board of directors and Audit Committee by our CIO, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
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
Our Audit Committee, in connection with management led by our CIO, works collaboratively across our Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, our Information Security Team monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time and report such threats and incidents to management when appropriate.
Our CIO holds a graduate degree in Business Administration and has more than 23 years of experience across technology roles, including the past three years overseeing cybersecurity programs. Our Vice President of Information Security holds a bachelor’s degree in Information Systems Security and brings over 15 years of experience in cybersecurity leadership roles. Our CEO, Chief Financial Officer, and Chief Legal Officer each hold undergraduate and/or graduate degrees in their respective fields, and each has experience managing risks at our Company and at similar companies, including risks arising from cybersecurity threats.

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

ITEM 2. PROPERTIES
The following sets forth certain information relating to our campuses and corporate headquarters as of September 30, 2025. Many of the leases are renewable for additional terms at our option. Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for currently identifiable requirements and that additional space, if needed, can be obtained on commercially reasonable terms to meet any future requirements.

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campus locations:
Arizona (Avondale & Phoenix)	UTI	283,000	Owned	N/A
California (Garden Grove)	Concorde	45,000	Leased	March 2032
California (Long Beach)	UTI	137,000	Leased	August 2030
California (North Hollywood)	Concorde	35,000	Leased	May 2027
California (Rancho Cucamonga)	UTI	148,000	Leased	September 2031
California (Sacramento)	UTI	117,000	Leased	February 2033
California (San Bernardino)	Concorde	48,000	Leased	March 2028
California (San Diego)	Concorde	34,000	Leased	December 2036
Colorado (Aurora)	Concorde	55,000	Leased	April 2026
Colorado (Denver)(1)	Concorde	63,000	Leased	December 2037
Florida (Fort Myers)(2)	Concorde	20,000	Leased	October 2032
Florida (Jacksonville)	Concorde	46,000	Leased	December 2027
Florida (Miramar)	UTI	103,000	Leased	March 2032
Florida (Miramar)	Concorde	33,000	Leased	April 2028
Florida (Orlando)	UTI	154,000	Owned	N/A
Florida (Orlando)	UTI	34,000	Leased	March 2031
Florida (Orlando)	Concorde	41,000	Leased	April 2030
Florida (Tampa)	Concorde	30,000	Leased	January 2027
Georgia (Atlanta)(3)	UTI	150,000	Leased	May 2036
Illinois (Lisle)	UTI	187,000	Owned	N/A
Michigan (Canton)	UTI	125,000	Leased	April 2036
Mississippi (Southaven)	Concorde	23,000	Leased	March 2027
Missouri (Kansas City)	Concorde	18,000	Leased	June 2032
Missouri (St. Joseph)	Concorde	50,000	Leased	December 2036
New Jersey (Bloomfield)	UTI	102,000	Leased	December 2030
North Carolina (Mooresville)	UTI	146,000	Leased	October 2030
Oregon (Portland)	Concorde	33,000	Leased	July 2034
Pennsylvania (Exton)	UTI	129,000	Leased	October 2029
Tennessee (Memphis)	Concorde	72,000	Leased	August 2031
Texas (Austin)	UTI	107,000	Leased	October 2032
Texas (Dallas)	Concorde	47,000	Leased	March 2031
Texas (Dallas)	UTI	109,000	Owned	N/A
Texas (Dallas)(4)	UTI	31,000	Leased	September 2035

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Texas (Houston)	UTI	172,000	Owned	N/A
Texas (Houston)	UTI	54,000	Leased	September 2029
Texas (Grand Prairie)	Concorde	50,000	Leased	January 2029
Texas (San Antonio)(3)	UTI	51,000	Leased	June 2036
Texas (San Antonio)	Concorde	48,000	Leased	February 2033

Other locations:
Arizona (Phoenix)	UTI and Corporate	21,000	Leased	February 2027
Missouri (Overland Park)	Concorde	8,000	Leased	November 2030
(1)    During fiscal 2025, we signed a lease agreement to relocate our Concorde campus in Aurora, Colorado to a new facility in Denver, Colorado. In connection with the relocation, we extended our existing lease in Aurora through April 2026. Construction has begun on the new Denver facility and we expect the relocation to be completed in April 2026.
(2)    Concorde signed a new facility lease agreement during fiscal 2025 related to our partnership with Heartland Dental to construct a new co-branded campus in Fort Myers, Florida, which is expected to open in early fiscal 2026, pending regulatory approvals, and will bring the total number of Concorde campuses nationwide to 18. Construction began during the second quarter of 2025.
(3)     During fiscal 2025, we announced the opening of two new UTI campuses during fiscal 2026 in San Antonio, Texas and Atlanta, Georgia. We recorded the related lease obligations during 2025 as we began our build-out of these facilities.
(4)     To expand our program offerings at our UTI Dallas campus, we signed a new facility lease agreement during fiscal 2025. The expansion will accommodate approximately 1,000 additional students and introduce programs in airframe and powerplant, HVACR, and electrical, pending all regulatory approvals.
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
The closing price of our common stock as reported by the NYSE on November 21, 2025 was $22.66 per share. As of November 21, 2025, there were 12 holders of record of our common stock.
Dividends
On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval from our board of directors.
We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.
Repurchase of Securities
On December 10, 2020, our board of directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. Any repurchases under this new stock repurchase program require the approval of our board of directors. We did not repurchase any shares during the quarter ended September 30, 2025.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.
The graph below compares our annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Russell 2000 Index and our peer group index. The peer group consists of the companies identified below, which were selected on the basis of similar nature of their business. This presentation assumes that $100 was invested in shares of the relevant issuers on September 30, 2020, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

CRSP Total Returns Index for:	09/2020	09/2021	09/2022	09/2023	09/2024	09/2025
Universal Technical Institute, Inc.	$100.00	$133.07	$107.09	$164.94	$320.00	$640.52
Russell 2000	100.00	147.68	112.98	123.07	156.00	172.78
New Peer Group(1)	100.00	102.18	90.14	115.01	170.86	283.47
Old Peer Group(1)	100.00	102.18	90.14	115.01	170.86	282.93

Companies in the Self-Determined Peer Group:
Adtalem Global Education, Inc.	Legacy Education, Inc.(1)
American Public Education, Inc.	Perdoceo Education Corporation
Lincoln Educational Services Corporation	Strategic Education, Inc.

(1)    During 2025, we added Legacy Education, Inc., who first publicly listed its securities on the NYSE on September 26, 2024, to our peer group. This addition is the only difference between our New Peer Group and the Old Peer Group.

Notes:
•The lines represent monthly index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100.00 on 9/30/2020.
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

Company Overview

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades, energy and healthcare programs serving students, partners, and communities nationwide. We offer high-quality training programs and support services for in-demand careers through two reportable segments (also referred to as “divisions”): Universal Technical Institute and Concorde Career Colleges. We offer the majority of our programs in a hands-on learnings model through labs and clinical placements, as well as classroom delivery and blended delivery models. Our reporting structure is as follows:

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

Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated certain campuses as “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care for real patients. Prior to graduation, students must complete a certain number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. See Note 23 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on our segments.

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
Revenues
Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds to students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2025, 2024 and 2023, respectively, consisted of gross tuition. We supplement our tuition and fee revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.
For students at our UTI schools, we offer a proprietary loan program, where we provide the students who participate in this program with extended payment terms for a portion of their tuition, which is generally up to ten years. UTI also provides dealer technician training or instructor staffing services to manufacturers where revenue is recognized as the transfer of services occurs.
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
The introduction of additional program offerings at existing campuses and the opening of additional campuses is expected to influence our average full-time enrollment. UTI currently offers start dates at its campuses that range from every three to twelve weeks throughout the year in the core programs. The number of start dates of UTI advanced training programs varies by the duration of those programs and the needs of the manufacturers that sponsor them. Concorde enrolls students throughout the year with core terms starting every month and clinical terms starting every ten or sixteen weeks. Concorde’s short courses start three to five times a year, depending on the campus. Although Concorde operates year-round with lower seasonality than UTI, Concorde experiences population fluctuations dictated by its clinical programmatic accreditors and how many student starts are allowed and the time required between those starts.

Our tuition charges vary by type, length and level of the programs, such as core or advanced training. The UTI segment implemented average tuition rate increases of approximately 1.9%, 3.0% and 6.0% for each of the years ended September 30, 2025, 2024 and 2023, respectively, and the Concorde segment implemented average tuition rate increases of approximately 2.5%, 2.5% and 3.0% for the years ended September 30, 2025, 2024 and 2023, respectively. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.
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
Financial Aid
Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 78% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs and various veterans' benefits programs for the year ended September 30, 2025 as calculated under the 90/10 rule.
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

2025 Overview
Our revenues for the year ended September 30, 2025 were $835.6 million, an increase of $102.9 million, or 14.0%, from the prior year. UTI revenues increased by $55.4 million, or 11.4%. Concorde revenues increased by $47.5 million, or 19.3%. Both segment increases were primarily due to overall growth in full-time active students and new program expansions.
Our operating expenses for the year ended September 30, 2025 were $752.1 million, an 11.6% increase over the prior year. In fiscal 2025, we had operating income of $83.5 million, a 41.7% increase when compared to $58.9 million in the prior year. This increase in operating income was primarily driven by the increased revenues from the larger student population. Additionally, productivity improvements and proactive cost reductions have been a key part of our operating model for the past several years, and we continue to identify and execute on optimization opportunities throughout our operations in both segments.
Net income for the year ended September 30, 2025 was $63.0 million, a 50% increase when compared to $42.0 million in the prior year.
Business Strategy
Our business strategy has three key tenets: to grow the business by more deeply penetrating existing target markets and adding new markets; to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and to continually optimize the business by constantly enhancing operational efficiency.
During the year ended September 30, 2025, we executed the following as part of our growth, diversification and optimization strategy:
•UTI announced Atlanta, Georgia as the location of the division’s next new campus (“UTI Atlanta”). Pending regulatory approvals, UTI Atlanta will open in 2026.
•UTI announced the division’s second new campus will be in San Antonio, Texas (“UTI San Antonio”). This new campus, once open, will be the first skilled trades and energy education focused campus. Pending regulatory approvals, UTI San Antonio will open in 2026, bringing the total number of UTI campuses nationwide to 17.
•UTI signed a new facility lease agreement for a major expansion of its Dallas, Texas campus, adding a new 30,000-square-foot facility expected to open in early 2026. The Dallas campus currently serves nearly 1,400 students. The expansion will accommodate approximately 1,000 additional students and introduce programs in Airframe and Powerplant; HVACR; and Electrical programs, pending all regulatory approvals.
•Concorde signed a new facility lease agreement related to our partnership with Heartland Dental to construct a new co-branded campus in Fort Myers, Florida, which is expected to open in early fiscal 2026, pending regulatory approvals, and will bring the total number of Concorde campuses nationwide to 18.
•UTI announced the expansion of its Manufacturer Specific Advanced Training program by adding Tesla's START Collision Repair program. Tesla's START program is an intensive training program that prepares individuals for successful careers at Tesla and began at the Long Beach, California campus in the third quarter of 2025.
•UTI launched its HVACR program at each of the Sacramento, California; Orlando, Florida; Rancho Cucamonga, California; and Miramar, Florida campuses during 2025. The program covers topics such as air handling, AC and DC circuits, sheet metal ductwork, and troubleshooting. This program is now offered at UTI campuses in seven states.
•UTI announced the expansion of its core automotive program to include new Battery Hybrid Electric Vehicle and Electric Vehicle (“EV”) courses with roll out completed during 2025 at the following campuses: Avondale, Arizona; Orlando, Florida; Bloomfield, New Jersey; Dallas, Texas; Austin, Texas; Houston, Texas; and Miramar, Florida. This expansion builds on existing EV training at UTI's California campuses and covers topics such as high-voltage vehicle operation, electric vehicle components, diagnosis, and service.
•UTI announced four new electrical programs. Several UTI campuses will begin offering Electrical, Electronics & Industrial Technology (EEIT); Electrical & Industrial Maintenance Technology (EIMT); Electrical, Robotics, and Automation Technology (ERAT); and Electrical & Wind Turbine Technology (EWTT), pending all regulatory approvals. The Exton, Pennsylvania and Mooresville, North Carolina campuses are the first campuses to begin teaching the EEIT program.
•UTI partnered with FirstCall Mechanical, a leading provider of HVACR services to commercial and industrial sectors, in connection with its early employment program. As part of this partnership, students in the HVACR program at Mooresville, North Carolina; Orlando, Florida; and Austin, Texas can apply for roles at FirstCall Mechanical and start working while still in school.
•UTI also partnered with Loftin Equipment Company for its early employment program. Offered at campuses in Houston, Dallas and Austin, Texas, and Avondale, Arizona, this program gives diesel technology students the opportunity to gain paid work experience while completing their education. Students enrolled in the industrial maintenance program in Houston, Texas are also eligible for this opportunity.
•Concorde announced plans to relocate its Aurora, Colorado campus to Denver, Colorado to increase its campus footprint and expand student capacity to address the skilled workforce gap. Pending receipt of regulatory approvals, the new 60,000-square-foot facility will offer expanded programs and enhanced simulation and dental hygiene clinic spaces to support student learning and community engagement. Construction is underway, with opening planned for 2026.
•Concorde began expanding access to its respiratory therapy programs to address the rising national demand for such therapists. Eight campuses have received programmatic approval to increase enrollment, with one pending. Concorde is also growing its hospital partnership model, which now includes partnerships with 20 hospital systems across 11 states.
In addition, we continue to pursue other opportunities that align with our growth, diversification and optimization strategy.

Consolidated Results of Operations for the Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
The following table sets forth selected statements of operations data (in thousands) and as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2025	% of Revenue	2024	% of Revenue
Revenues	$835,616	100.0%	$732,687	100.0%
Operating expenses:
Educational services and facilities	420,491	50.3%	384,529	52.5%
Selling, general and administrative	331,656	39.7%	289,267	39.5%
Total operating expenses	752,147	90.0%	673,796	92.0%
Income from operations	83,469	10.0%	58,891	8.0%
Interest income (expense), net	540	0.1%	(3,157)	(0.4)%
Other income (expense), net	265	—%	496	0.1%
Total other income (expense), net	805	0.1%	(2,661)	(0.3)%
Income before income taxes	84,274	10.1%	56,230	7.7%
Income tax expense	(21,256)	(2.5)%	(14,229)	(1.9)%
Net income	63,018	7.6%	42,001	5.8%
Preferred stock dividends	—	—%	(1,097)	(0.1)%
Income available for distribution	63,018	7.6%	40,904	5.7%
Income allocated to participating securities	—	—%	(2,855)	(0.4)%
Net income available to common shareholders	63,018	7.6%	38,049	5.3%

Revenues and Student Metrics

	Year Ended September 30,
Student Metrics	2025	2024	% Change
Average full-time active students	24,618	22,285	10.5%
Total new student starts	29,793	26,885	10.8%
End of period full-time active students	27,679	25,620	8.0%
Our revenues for the year ended September 30, 2025 were $835.6 million, an increase of $102.9 million, or 14.0%, as compared to revenues of $732.7 million for the year ended September 30, 2024. Average full-time active students for the year ended September 30, 2025 was 24,618, an increase of 10.5% over the prior year primarily due to increased student demand across both segments. During fiscal 2025, we launched 19 new programs across the UTI and Concorde divisions, which included nine new full-length programs, eight within the UTI segment and one within the Concorde segment, along with 10 shorter, cash-pay courses at Concorde. The revenue growth reflects the full-year impact of new program launches and expansions during recent years that further broadened access to high-demand skilled trades and healthcare training. These initiatives align with our growth, diversification, and optimization strategy and continue to support strong enrollment trends across the UTI and Concorde segments. Revenues also increased due to tuition rate increases in both divisions during the year.
Educational services and facilities expenses
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Year Ended September 30,		Year over Year Change	Year over Year % Change
	2025	2024
Compensation and related costs	$243,015	$215,899	$27,116	12.6%
Occupancy costs	55,949	52,366	3,583	6.8%
Supplies, maintenance and student expense	57,046	59,087	(2,041)	(3.5)%
Depreciation and amortization expense	30,558	26,802	3,756	14.0%
Other educational services and facilities expenses	33,923	30,375	3,548	11.7%
Total educational services and facilities expense	$420,491	$384,529	35,962	9.4%
Our educational services and facilities expenses for the year ended September 30, 2025 were $420.5 million, representing an increase of $36.0 million, or 9.4%, as compared to $384.5 million for the year ended September 30, 2024. This increase was primarily due to the increase in average full-time active students during the year.
Compensation and related costs increased $27.1 million for the year ended September 30, 2025 primarily due to additional instructors and other personnel hired to support the newly launched and expanded programs and the increase in student population.
Occupancy costs increased $3.6 million for the year ended September 30, 2025 primarily due to our growth strategy and expansion efforts. We took possession and recorded facility leases for three new campus locations, one campus relocation, and one campus expansion during the current year, each of which we anticipate opening to students in fiscal 2026.
Supplies, maintenance and student expenses decreased $2.0 million for the year ended September 30, 2025 primarily due to a decrease in student housing expenses of approximately $6.3 million, partially offset by increased supplies and training costs to support our larger student population.
Depreciation and amortization expense increased $3.8 million related to continued investments in campus facilities and equipment to support our new programs that launched during fiscal 2025.
Other educational services and facilities expenses increased by $3.5 million which is primarily attributable to higher costs incurred to support our expanded programs and campus operations.

Selling, general and administrative expenses
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Year Ended September 30,		Year over Year Change	Year over Year % Change
	2025	2024
Compensation and related costs	$161,882	$147,702	$14,180	9.6%
Advertising and marketing expense	88,590	78,261	10,329	13.2%
Other selling, general and administrative expenses	81,184	63,304	17,880	28.2%
Total selling, general and administrative expenses	$331,656	$289,267	42,389	14.7%
Our selling, general and administrative expenses for the year ended September 30, 2025 were $331.7 million, representing an increase of $42.4 million, or 14.7%, as compared to $289.3 million for the year ended September 30, 2024. This increase was primarily due to costs associated with our business strategies.

Compensation and related costs increased by $14.2 million for the year ended September 30, 2025 as compared to the prior year, primarily due to additional personnel across corporate functions and support operations to execute on our growth strategy.

Advertising and marketing expenses increased by $10.3 million for the year ended September 30, 2025 as compared to the prior year. Advertising expense as a percentage of revenues decreased slightly to 10.6% for the year ended September 30, 2025 as compared to 10.7% in the prior year.

Other selling, general and administrative expenses increased by $17.9 million for the year ended September 30, 2025 as compared to the prior year. The increase was primarily driven by a $13.6 million increase in the provision for credit losses due to growth in revenues and higher student volumes. Software expenses increased by approximately $3.0 million, reflecting continued investment in technology infrastructure to enhance operational efficiency and scalability. Employee-related costs increased by $1.4 million, primarily due to higher recruiting and job advertising costs to support hiring as we continue to expand our operations.

Other (expense) income, net

Other income, net for the year ended September 30, 2025 was $0.8 million, compared to other expense, net of $2.7 million for the year ended September 30, 2024. The $0.8 million of other income, net in fiscal 2025 is primarily comprised of interest income of $6.2 million, partially offset by $5.6 million of interest expense from our revolving credit facility and term loans. The decrease in expense in the current year is due to repaying the outstanding balance of our revolving credit facility throughout the year with available cash on hand.

Income taxes

Our income tax expense for the year ended September 30, 2025 was $21.3 million, or 25.2% of pre-tax income, compared to $14.2 million, or 25.3% of pre-tax income, for the year ended September 30, 2024. The effective income tax rate for the year ended September 30, 2025 differed from the federal statutory tax rate of 21% primarily due to non-deductible executive compensation, stock compensation, refinements to the federal research and development tax credits, and state and local income and franchise taxes. The effective income tax rate for the year ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock compensation, change in valuation allowance, federal research and development tax credits, and state and local income and franchise taxes. See Note 16 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Preferred stock dividends
As of December 18, 2023, no shares of the Series A Preferred Stock remained outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares.

Pursuant to the Certificate of Designations of the Series A Preferred Stock, we paid cash dividends of $1.1 million during the year ended September 30, 2024. See Note 19 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the preferred stock.

Income available for distribution
Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution for the years ended September 30, 2025 and 2024 of $63.0 million and $40.9 million, respectively.
Income allocated to participating securities
Our previously outstanding Series A Preferred Stock was considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we were required to pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends.
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends were terminated on December 18, 2023. There was no income was allocated to participating securities for the year ended September 30, 2025. The amount of income allocated to the participating securities for the year ended September 30, 2024 was $2.9 million.
Net income available to common shareholders
After allocating the income to the participating securities, we had $63.0 million and $38.0 million of net income available to common shareholders for the years ended September 30, 2025 and 2024, respectively.
Segment Results of Operation for the Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended September 30, 2025 and 2024 (dollars in thousands), including comparisons of our year-over-year performance between these years.
The following table presents results for the activity for our reportable operating segments for the fiscal years ended September 30, 2025 and 2024:

	UTI	Concorde	Corporate	Consolidated
Year Ended September 30, 2025
Revenues	$541,816	$293,800	$—	$835,616
Compensation and Benefits	205,859	132,270	66,768	404,897
Advertising	56,754	30,575	217	87,546
Occupancy	39,868	24,769	946	65,583
Student Related	38,245	24,084	—	62,329
General Operations	21,695	17,919	12,249	51,863
Professional and Contract Services	9,925	5,207	17,826	32,958
Depreciation and amortization	24,085	7,554	1,319	32,958
Other Expenses(1)	6,530	3,704	3,779	14,013
Corporate Support(2)	44,485	11,589	(56,074)	—
Total Operating Expenses	447,446	257,671	47,030	752,147
Income (loss) from operations	94,370	36,129	(47,030)	83,469
Net income (loss)	$89,901	$36,001	$(62,884)	$63,018

	UTI	Concorde	Corporate	Consolidated
Year Ended September 30, 2024
Revenues	$486,376	$246,311	$—	$732,687
Compensation and Benefits	190,640	116,591	56,373	363,604
Advertising	51,302	25,744	215	77,261
Occupancy	36,202	23,454	714	60,370
Student Related	42,402	22,177	—	64,579
General Operations	15,349	8,516	10,677	34,542
Professional and Contract Services	9,416	8,540	14,216	32,172
Depreciation and amortization	22,855	5,159	1,310	29,324
Other Expenses(1)	6,048	4,033	1,863	11,944
Corporate Support(2)	34,406	11,293	(45,699)	—
Total Operating Expenses	408,620	225,507	39,669	673,796
Income (loss) from operations	77,756	20,804	(39,669)	58,891
Net income (loss)	$71,646	$21,048	$(50,693)	$42,001
(1)     Other expenses include employee-related, travel and entertainment expenses.
(2)     Corporate support primarily include costs for information technology, human resources, accounting and finance support services.
Segment Revenue and Student Metrics

	Year Ended September 30,
Student Metrics	2025	2024	% Change
UTI
Average full-time active students	14,913	13,810	8.0%
Total new student starts	16,339	15,138	7.9%
End of period full-time active students	16,841	15,873	6.1%
Concorde
Average full-time active students	9,705	8,475	14.5%
Total new student starts	13,454	11,747	14.5%
End of period full-time active students	10,838	9,747	11.2%
UTI Segment
Revenues for UTI for the year ended September 30, 2025 were $541.8 million, an increase of $55.4 million, or 11.4%, versus the prior year. Revenue increased primarily due to an 8.0% increase in average full-time active students and new program launches associated with continued execution of our growth and diversification strategy. Additionally, UTI segment implemented average tuition rate increases of approximately 1.9% during the year.
Concorde Segment
Revenues for Concorde for the year ended September 30, 2025 were $293.8 million, an increase of $47.5 million, or 19.3%, versus the prior year. Revenue increased primarily due to a 14.5% increase in average full-time active students. Additionally, the Concorde segment implemented average tuition rate increases of approximately 2.5% during the year.

Segment Operating Expenses
UTI Segment
Compensation and benefits increased by $15.2 million for the year ended September 30, 2025 as compared to the prior year, primarily due to higher headcount and related personnel costs to support new program launches, expanded campus operations, and increased student volumes.
Advertising expense increased by $5.5 million for the year ended September 30, 2025 as compared to the prior year. While advertising expense as a percentage of revenue was 10.5% for both the year ended September 30, 2025 and 2024, the increase in costs reflects continued investment in marketing initiatives that support average full-time active student growth and align with overall revenue trends.
Occupancy expense increased by $3.7 million, primarily due to recording facility leases for two new campus locations and one campus expansion during the current year, each of which we anticipate opening to students in fiscal 2026.
Student-related expenses decreased by $4.2 million compared to the prior year, primarily due to lower student housing expenses.
General operations expense increased by $6.3 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Concorde Segment
Compensation and benefits increased by $15.7 million for the year ended September 30, 2025 as compared to the prior year, primarily due to additional instructional and administrative headcount and related compensation costs to support new program growth and increased student volumes.
Advertising expense increased by $4.8 million for the year ended September 30, 2025 as compared to the prior year. Advertising expense as a percentage of revenues decreased slightly to 10.4% for the year ended September 30, 2025 as compared to 10.5% in the prior year.
Occupancy expense increased by $1.3 million, primarily due to recording facility leases for one new campus location and one campus relocation during the current year, each of which we anticipate opening to students in fiscal 2026.
General operations expense increased by $9.4 million for the year ended September 30, 2025 as compared to the prior year, primarily due to a $7.2 million increase in the provision for credit losses due to growth in revenues and higher student volumes. The increase also reflects a $1.2 million increase in software expenses, representing continued investment in technology to support the execution of our growth, diversification, and optimization strategy, and a $0.6 million increase in insurance premiums associated with the expansion of operations and programs.
Professional and contract services decreased by $3.3 million for the year ended September 30, 2025 as compared to the prior year. The decrease in professional and contract services was primarily due to lower legal and consulting expenses as several integration activities were completed in the prior year.
Student-related expenses increased by $1.9 million compared to the prior year, primarily due to higher spending on student training aids and compliance testing costs to support our larger student population.
Depreciation and amortization expense increased by $2.4 million for the year ended September 30, 2025 as compared to the prior year, primarily due to continued investments in facilities and equipment to support new and expanded program offerings.
Corporate Segment
Compensation and benefits increased by $10.4 million for the year ended September 30, 2025 as compared to the prior year, primarily due to higher corporate headcount to execute on our business strategies.
General operations expense increased by $1.6 million for the year ended September 30, 2025 as compared to the prior year, primarily due to higher software expenses reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.

Professional and contract services increased by $3.6 million for the year ended September 30, 2025 as compared to the prior year, primarily due to higher legal, consulting, and other professional service costs supporting corporate initiatives and continued execution of our growth, diversification, and optimization strategy.
Other expenses increased by $1.9 million for the year ended September 30, 2025 as compared to the prior year, primarily due to higher recruiting and job advertising costs to support hiring as we continue to expand our operations.
For a discussion of the financial results of operations for the year ended September 30, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2024 Form 10-K filed with the SEC on December 5, 2024 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measures
Our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the years ended September 30, 2025, 2024 and 2023 were $116.7 million, $88.7 million and $47.1 million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Net income	$63,018	$42,001	$12,322
Interest (income) expense, net	(540)	3,157	3,795
Income tax expense	21,256	14,229	5,765
Depreciation and amortization	32,958	29,324	25,215
EBITDA	$116,692	$88,711	$47,097
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
Our aggregate liquidity as of September 30, 2025 totaled $254.5 million and was comprised of cash and cash equivalents of $127.4 million, $41.8 million of short-term investments, and $85.4 million in availability on our revolving credit facility. This represents an increase of $23.6 million from our total liquidity as of September 30, 2024.

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
Long-term Debt and Letter of Credit
As of September 30, 2025, we had $87.4 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our revolving credit facility. Of the $87.4 million outstanding, $27.5 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the UTI Avondale, Arizona campus property purchased in December 2020. Approximately $36.1 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the purchase of the UTI Lisle, Illinois campus property in February 2022. Approximately $3.8 million relates to a finance lease for a campus within our Concorde segment. The remaining $20.0 million relates to funds drawn from the $125.0 million revolving credit facility for working capital purposes. In October 2025, we used cash on hand to repay $20.0 million outstanding on the revolving credit facility which increased the overall availability under the revolving credit facility to $105.4 million. As of September 30, 2025, we were in compliance with all debt covenants.
In July 2025, we issued a letter of credit to ED under the revolving credit facility for $19.6 million, which expires on June 30, 2026, to satisfy the agency’s requirements for initiating growth plans prior to completing two fiscal years under UTI ownership. With the placement of this letter of credit, we have been granted permission to begin seeking new program and campus approvals for Concorde.
Dividends
We currently do not pay a cash dividend on our common stock. With the Series A Preferred Stock repurchase and subsequent conversion of remaining shares to common stock in December 2023, there were no dividend payments related to the Series A Preferred Stock during the year ended September 30, 2025. We paid preferred stock cash dividends of $1.1 million during the year ended September 30, 2024. See Note 19 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the conversion of our preferred stock.
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
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2025, the total face amount of these surety bonds was approximately $29.3 million.

Operating Activities
Our net cash provided by operating activities was $97.3 million and $85.9 million for the years ended September 30, 2025 and 2024, respectively.
Net income, after adjustments for non-cash items, provided cash of $151.5 million for the year ended September 30, 2025. The non-cash items included $33.0 million for depreciation and amortization expense, $23.8 million for amortization of right-of-use assets for operating leases, $22.1 million for the provision for credit losses, and $9.2 million for stock-based compensation expense.
Changes in operating assets and liabilities for the year ended September 30, 2025 used cash of $54.2 million primarily due to the following:
•The increase in receivables used cash of $38.7 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•Changes in our operating lease liability as a result of rent payments used cash of $22.1 million.
•The change in other assets used cash of $6.7 million and was primarily due to higher utilization of retail installment contracts.
•The increase in notes receivable used cash of $5.2 million and was primarily due to higher utilization of UTI’s proprietary loan program.
•Changes in prepaid expenses used cash of $1.7 million primarily due to the timing of payments.
•The increase in our income tax payable provided cash of $11.4 million.
•Changes in our accounts payable and accrued expenses due to the timing of payments provided cash of $11.2 million.

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
Investing Activities
For the year ended September 30, 2025, net cash used in investing activities was $87.9 million. The cash used was primarily related to the purchase of held-to-maturity investments of $68.4 million and the purchase of property and equipment of $42.0 million to support new program expansions at both UTI and Concorde, partially offset by $22.3 million in proceeds received upon maturity of investments.
For the year ended September 30, 2024, net cash used in investing activities was $24.0 million. The cash outflow was primarily related to the purchase of property and equipment of $24.3 million to support new program expansions at both UTI and Concorde.

Financing Activities
For the year ended September 30, 2025, net cash used by financing activities was $42.8 million which was primarily related to $36.0 million in net payments on the revolving credit facility, or $62.0 million in payments offset by $26.0 million in proceeds. Additional uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $4.8 million, and the payment of long-term debt of $2.7 million.
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
For a discussion of our liquidity for the year ended September 30, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2024 Form 10-K filed with the SEC on December 5, 2024 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Share Repurchase Program
On December 10, 2020, our board of directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. We did not repurchase any shares under this plan during the years ended September 30, 2025, 2024, and 2023.
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

	Revenues
(Dollars shown in thousands)	Year Ended September 30,
	2025		2024		2023
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$201,429	24.1%	$174,695	23.8%	$120,004	19.8%
March 31	207,447	24.8%	184,176	25.1%	163,820	27.0%
June 30	204,298	24.4%	177,458	24.2%	153,286	25.2%
September 30	222,442	26.7%	196,358	26.9%	170,298	28.0%
Total fiscal year	$835,616	100.0%	$732,687	100.0%	$607,408	100.0%
The increase in revenues for each of the three months ended December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, as compared to the same periods in fiscal 2024, was due to an increase in student population and program expansions during recent years, including 2025.
The increase in revenues for each of the three months ended December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, as compared to the same periods in fiscal 2023, was due to an increase in student population during fiscal 2024. Revenues from the Concorde segment presented in the year ended September 30, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through September 30, 2023.

	Income from Operations
(Dollars shown in thousands)	Year Ended September 30,
	2025		2024		2023
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$27,478	32.9%	$14,231	24.2%	$4,448	20.8%
March 31	16,853	20.2%	11,192	19.0%	5,949	27.8%
June 30	14,152	17.0%	7,446	12.6%	663	3.1%
September 30	24,986	29.9%	26,022	44.2%	10,339	48.3%
Total fiscal year	$83,469	100.0%	$58,891	100.0%	$21,399	100.0%
The increase in income from operations for fiscal 2025 was primarily due to increased revenues as a result of a higher student population, as well as continued execution of cost control measures. Operating income for fiscal 2025 reflected a more balanced distribution across quarters compared to prior years, with a higher proportion recognized in the first quarter and a lower proportion in the fourth quarter. The shift primarily reflects the timing of expenses.
The decrease in income from operations for fiscal year 2024 was primarily due to increased revenues as a result of a higher student population, as well as continued execution of cost control measures. Income from the Concorde segment presented in the year ended September 30, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through September 30, 2023.
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
Revenue recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2025, 2024 and 2023, respectively, consisted of gross tuition.
The majority of the UTI programs are designed to be completed in 30 to 110 weeks. The UTI advanced training programs range from 12 to 23 weeks in duration. UTI also provides dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs. The majority of Concorde’s short and core programs are 8 to 38 weeks in duration, Concorde’s clinical programs are completed in 30 to 120 weeks. In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability on our consolidated balance sheets because it is expected to be earned within the next 12 months.
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
Recent Accounting Pronouncements
Information concerning recently issued accounting pronouncements is included in Note 3 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates.
We invest our cash and cash equivalents in money market funds. As of September 30, 2025, we held $127.4 million in cash and cash equivalents. During the fiscal year ended September 30, 2025, we earned interest income of $6.2 million. As we have a conservative investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.
Details regarding our outstanding debt agreements are discussed in Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K. During the fiscal year ended September 30, 2025, we recorded interest expense of $5.6 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the variable rates would result in a $5.2 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreements. For a discussion of our hedging strategy related to interest rate risk, please refer to Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-45 of this report:
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC, the certifications of the Principal Executive Officer and the Principal Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
On August 21, 2025, Robert T. DeVincenzi, the Chairman of the Board, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c) (the "10b5-1 Plan"). The 10b5-1 Plan was entered into during an open trading window, provides for a first possible trade date of February 9, 2026, and terminates automatically on the earlier of the execution of all trades contemplated by the 10b5-1 Plan or June 9, 2027. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 64,210 shares of common stock held by Mr. DeVincenzi. During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company, other than Mr. DeVincenzi, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our Executive Officers and Board of Directors as of the filing of this report:

Name	Position
Jerome A. Grant	Chief Executive Officer
Bruce Schuman	Executive Vice President, Chief Financial Officer
Todd A. Hitchcock	Executive Vice President, Chief Operating Officer
Christopher E. Kevane	Executive Vice President, Chief Legal Officer
Sherrell E. Smith	Executive Vice President, Chief Academic Officer
Tracy K. Lorenz	Senior Vice President, UTI Division President
Kevin Prehn	Senior Vice President, Concorde Division President
Carolyn Frank	Senior Vice President, Chief Human Resources Officer
Adrienne DeTray	Senior Vice President, Chief Information Officer
Christine C.S. Kline	Senior Vice President, Chief Accounting Officer

Name	Position
Robert T. DeVincenzi	Chairman of the Board
Jerome A. Grant	Chief Executive Officer
George W. Brochick	Director
LTG (R) William J. Lennox	Director
Shannon L. Okinaka	Director
Loretta L. Sanchez	Director
Christopher S. Shackelton	Director
Michael A. Slubowski	Director
Linda J. Srere	Director
Kenneth R. Trammell	Director
The remaining information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2025.

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

4.3
Amendment to Rights Agreement, dated as of February 21, 2017, by and between the Registrant and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on February 21, 2017.)

4.4+	Description of Securities.
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
10.11*
Employment Agreement, dated November 1, 2019, by and between the Registrant and Jerome A. Grant. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on October 21, 2019.)

10.12
Credit Agreement, dated May 12, 2021, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 12, 2021.)

10.13
First Amendment to Credit Agreement, dated April 3, 2023, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.2 to the Form 10-Q dated August 8, 2023).

10.14	Term Promissory Note, issued by the Company, dated May 12, 2021 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 12, 2021).
10.15	Deed of Trust, Security Agreement and Fixture Filing dated May 12, 2021 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on May 12, 2021).
10.16	Loan Agreement dated April 14, 2022, by and among 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.3 to the Form 10-Q dated May 5, 2022).
10.17
Guaranty dated April 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.4 to the Form 10-Q dated May 5, 2022).

10.18
Credit Agreement, dated as of November 18, 2022, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2022).

10.19
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

10.21
First Amendment to Credit Agreement, dated August 16, 2023, by and among, Universal Technical Institute, Inc., and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 29, 2023).

10.22*
Universal Technical Institute, Inc., Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024).

Exhibit Number	Description
10.23*
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

10.25
Second Amendment to Credit Agreement, dated June 28, 2024, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association and the other loan parties thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 7, 2024).

10.26
Third Amendment to Credit Agreement, dated September 26, 2024, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association and the other loan parties thereto (incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the SEC on December 5, 2024).

10.27*	Offer Letter with Bruce Schuman, dated January 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).
19.10	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed with the SEC on December 5, 2024).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (Included on signature page to this Annual Report on Form 10-K).
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*
Universal Technical Institute, Inc. Recovery of Erroneously-Awarded Incentive Compensation Policy, adopted September 20, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Prior Report on Form 10-K filed with the SEC on December 1, 2023).

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

Date:	November 26, 2025	UNIVERSAL TECHNICAL INSTITUTE, INC.

		By:	/s/ Jerome A. Grant
Jerome A. Grant, Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome A. Grant, Bruce Schuman and Christine C.S. Kline, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	November 26, 2025
Jerome A. Grant

/s/ Bruce Schuman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 26, 2025
Bruce Schuman

/s/ Christine C.S. Kline	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 26, 2025
Christine C.S. Kline

/s/ Robert T. DeVincenzi	Chairman of the Board	November 26, 2025
Robert T. DeVincenzi

/s/ George W. Brochick	Director	November 26, 2025
George W. Brochick

/s/ William J. Lennox, Jr.	Director	November 26, 2025
William J. Lennox, Jr.

/s/ Shannon L. Okinaka	Director	November 26, 2025
Shannon L. Okinaka

/s/ Loretta L. Sanchez	Director	November 26, 2025
Loretta L. Sanchez

/s/ Christopher S. Shackelton	Director	November 26, 2025
Christopher S. Shackelton

/s/ Michael A. Slubowski	Director	November 26, 2025
Michael A. Slubowski

/s/ Linda J. Srere	Director	November 26, 2025
Linda J. Srere

/s/ Kenneth R. Trammell	Director	November 26, 2025
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Universal Technical Institute, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 26, 2025, expressed an unqualified opinion on those financial statements.
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
November 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Universal Technical Institute, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenues - Proprietary Loan Program Revenue Recognition - Refer to Note 2 in the FY 2025 Form 10K
Critical Audit Matter Description
The portion of tuition revenue related to the Company’s proprietary loan program is considered a form of variable consideration, in accordance with ASC 606, Revenue from Contracts with Customers. The Company estimates the amount it expects to collect on these loans by calculating the amount due compared to historical loan collections over the past 10 years, and recognizes that amount of estimated revenue over the student’s program, resulting in a Notes Receivable balance of $47.7 million as of September 30, 2025. We identified the expected collection rate for the proprietary loan program as a critical audit matter, because the Company evaluates the collection rate of its outstanding loans each quarter, which requires significant management judgment. The Company currently uses the actual collection experience over the past 10 years to determine the expected collection rate.
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
•Evaluated the reasonableness of the length of historical collection experience used by comparing it to the weighted average term of the portfolio of loans.
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
November 26, 2025

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)

	September 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$127,361	$161,900
Restricted cash	6,769	5,572
Held-to-maturity investments	41,784	—
Receivables, net	46,078	31,096
Notes receivable, current portion	6,597	6,200
Prepaid expenses	12,526	11,945
Other current assets	5,517	5,238
Total current assets	246,632	221,951
Property and equipment, net	285,852	264,797
Goodwill	28,459	28,459
Intangible assets, net	17,352	18,229
Notes receivable, less current portion	41,109	36,267
Right-of-use assets for operating leases	178,861	158,778
Deferred tax assets	4,283	3,563
Other assets	23,591	12,531
Total assets	$826,139	$744,575
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$104,644	$83,866
Deferred revenue	91,525	92,538
Operating lease liability, current portion	16,967	22,210
Long-term debt, current portion	2,865	2,697
Other current liabilities	13,670	3,652
Total current liabilities	229,671	204,963
Deferred tax liabilities	4,144	4,696
Operating lease liability	174,838	146,831
Long-term debt	84,234	123,007
Other liabilities	5,142	4,847
Total liabilities	498,029	484,344
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 54,512 and 53,899 shares issued, and 54,430 and 53,817 shares outstanding as of September 30, 2025 and 2024, respectively	5	5
Paid-in capital - common	226,031	220,976
Treasury stock, at cost, 82 shares as of September 30, 2025 and 2024	(365)	(365)
Retained earnings	101,527	38,509
Accumulated other comprehensive income	912	1,106
Total shareholders’ equity	328,110	260,231
Total liabilities and shareholders’ equity	$826,139	$744,575
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Revenues	$835,616	$732,687	$607,408
Operating expenses:
Educational services and facilities	420,491	384,529	329,870
Selling, general and administrative	331,656	289,267	256,139
Total operating expenses	752,147	673,796	586,009
Income from operations	83,469	58,891	21,399
Other income (expense):
Interest income	6,173	6,314	5,861
Interest expense	(5,633)	(9,471)	(9,656)
Other income	265	496	483
Total other income (expense), net	805	(2,661)	(3,312)
Income before income taxes	84,274	56,230	18,087
Income tax expense	(21,256)	(14,229)	(5,765)
Net income	63,018	42,001	12,322
Preferred stock dividends	—	(1,097)	(5,069)
Income available for distribution	63,018	40,904	7,253
Income allocated to participating securities	—	(2,855)	(2,712)
Net income available to common shareholders	$63,018	$38,049	$4,541

Earnings per share (See Note 21):
Net income per share - basic	$1.16	$0.77	$0.13
Net income per share - diluted	$1.13	$0.75	$0.13

Weighted average number of shares outstanding:
Basic	54,301	49,429	33,985
Diluted	55,615	50,851	34,479

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Net income	$63,018	$42,001	$12,322
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of taxes	(194)	(1,357)	250
Comprehensive income	$62,824	$40,644	$12,572

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	12,322	—	12,322
Issuance of common stock under stock-based compensation plans	410	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(110)	—	—	—	(781)	—	—	—	—	—	(781)
Stock-based compensation	—	—	—	—	3,848	—	—	—	—	—	3,848
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,069)	—	(5,069)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	250	250
Balance at September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	42,001	—	42,001
Issuance of common stock under stock-based compensation plans	634	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(189)	—	—	—	(2,227)	—	—	—	—	—	(2,227)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,560	—	—	—	—	—	8,560
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(1,357)	(1,357)
Balance at September 30, 2024	53,899	$5	—	$—	$220,976	$—	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	—	—	—	63,018	—	63,018
Issuance of common stock under stock-based compensation plans	586	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(183)	—	—	—	(4,755)	—	—	—	—	—	(4,755)
Stock-based compensation	—	—	—	—	9,151	—	—	—	—	—	9,151
Issuance of common stock upon exercise of stock options	210	—	—	—	659	—	—	—	—	—	659
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(194)	(194)
Balance at September 30, 2025	54,512	$5	—	$—	$226,031	$—	(82)	$(365)	$101,527	$912	$328,110
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$63,018	$42,001	$12,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,958	29,324	25,215
Amortization of right-of-use assets for operating leases	23,827	21,861	20,604
Provision for credit losses	22,144	7,547	3,319
Stock-based compensation	9,151	8,560	3,848
Deferred income taxes	(1,337)	4,439	4,636
Training equipment credits earned, net	(388)	1,371	1,375
Unrealized (loss) gain on interest rate swaps, net of taxes	(194)	(1,357)	250
Other losses, net	2,303	431	276
Changes in assets and liabilities:
Receivables	(38,711)	(12,123)	(4,194)
Notes receivable	(5,240)	(5,804)	(791)
Prepaid expenses and other current assets	(1,724)	(3,651)	(2,013)
Other assets	(6,717)	(1,418)	740
Accounts payable, accrued expenses and other current liabilities	11,164	13,195	(5,718)
Deferred revenue	(1,012)	6,800	11,370
Income tax payable/receivable	11,357	(2,066)	(908)
Operating lease liability	(22,141)	(22,449)	(20,474)
Other liabilities	(1,128)	(766)	(709)
Net cash provided by operating activities	97,330	85,895	49,148
Cash flows from investing activities:
Purchase of property and equipment	(41,978)	(24,298)	(56,685)
Purchase of held-to-maturity investments	(68,371)	—	—
Proceeds received upon maturity of investments	22,301	—	29,000
Proceeds from insurance policy	169	296	—
Cash paid for acquisitions, net of cash acquired	—	—	(16,381)
Net cash used in investing activities	(87,879)	(24,002)	(44,066)
Cash flows from financing activities:
Proceeds from revolving credit facility	26,000	41,000	90,000
Debt issuance costs related to long-term debt	—	—	(516)
Payment of term loans and finance leases	(2,697)	(2,518)	(1,788)
Payments on revolving credit facility	(62,000)	(75,000)	—
Payment of preferred stock cash dividend	—	(1,097)	(5,069)
Preferred share repurchase	—	(11,503)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(4,755)	(2,227)	(781)
Proceeds from stock option exercises	659	—	—
Net cash (used in) provided by financing activities	(42,793)	(51,345)	81,846
Change in cash, cash equivalents and restricted cash	(33,342)	10,548	86,928
Cash and cash equivalents, beginning of period	161,900	151,547	66,452
Restricted cash, beginning of period	5,572	5,377	3,544
Cash, cash equivalents and restricted cash, beginning of period	167,472	156,924	69,996
Cash and cash equivalents, end of period	127,361	161,900	151,547
Restricted cash, end of period	6,769	5,572	5,377
Cash, cash equivalents and restricted cash, end of period	$134,130	$167,472	$156,924

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$11,255	$10,683	$658
Interest paid	5,908	10,391	9,069
Training equipment obtained in exchange for services	1,422	1,130	1,082
Depreciation of training equipment obtained in exchange for services	678	625	692
Change in accrued capital expenditures during the period	(10,942)	(2,479)	3,621
Conversion of Series A Preferred Stock	—	63,206	—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 - Business Description

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider serving students, partners, and communities nationwide. The company offers high-quality education and training programs and support services for in-demand careers through its two reportable segments, also referred to as divisions: Universal Technical Institute and Concorde Career Colleges. We offer the majority of our programs in a hands-on learnings model through labs and clinical placements, as well as classroom delivery and blended delivery models. Our reporting structure is as follows:
Universal Technical Institute (“UTI”): UTI operates 15 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs. UTI also offers manufacturer specific advanced training programs, which include student-paid electives at our campuses and manufacturer, or dealer sponsored, training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers.
Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs by “Concorde Career College” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care for real patients. Prior to graduation, students must complete certain number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Acquisitions” for additional information.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. Additional information about our reportable segments is presented in Note 23.
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
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the proprietary loan program, allowance for credit losses, property and equipment, goodwill recoverability, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, investments, accounts receivable, accounts payable, accrued liabilities, deferred tuition, and debt approximates their respective fair value as of September 30, 2025 and 2024 due to the short-term nature of these instruments or variable interest rates which approximate market rates.
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
All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense in the consolidated statements of operations and were approximately $1.4 million, $1.2 million, and $1.0 million for the years ended September 30, 2025, 2024, and 2023, respectively.
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
Allowance for Credit Losses
We maintain an allowance for credit losses for expected credit losses resulting from the inability, failure or refusal of our students to make required payments. As previously noted, we offer a variety of payment plans to help students pay the portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for credit losses. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance is adequate, if the financial condition of our students deteriorates, resulting in their inability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and record the impairment as an operating expense in the period in which the determination is made. There were no impairment charges recorded for property and equipment for the years ended September 30, 2025, 2024 and 2023.
Goodwill and Intangible Assets
Our goodwill balance of $28.5 million as of September 30, 2025 resulted from our Motorcycle Mechanics Institute and Marine Mechanics Institute, MIAT College of Technology and Concorde acquisitions. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. We also have both indefinite and definite-lived intangible assets, which primarily consist of purchased intangibles such as accreditations and regulatory approvals, trademarks and trade names, and curriculum. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.
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
Determining the fair value of a reporting unit or indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. Based on our qualitative assessment, there were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of September 30, 2025.
See Note 10 and Note 11 for additional details on our goodwill and intangible assets.

Self-Insurance Plans

We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded liability related to self-insurance plans was $5.5 million and $4.8 million as of September 30, 2025 and 2024, respectively. These liabilities are included in accrued compensation and benefits within “Accounts payable and accrued expenses.”
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
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2025, 2024 and 2023, respectively, consisted of gross tuition. See Note 5 for further information on our revenues.
Advertising and Marketing Costs
Costs related to advertising and marketing are expensed as incurred and totaled approximately $88.6 million, $78.3 million, and $72.2 million for the years ended September 30, 2025, 2024, and 2023, respectively.
Stock-Based Compensation
We issue stock-based compensation awards to certain members of management as well as our non-employee directors. We granted restricted stock units with service only conditions (“RSUs”) and restricted stock units with both service and performance conditions (“Performance PSUs”) during the years ended September 30, 2025 and 2024. We granted RSUs and restricted stock units with service, performance, and market conditions (“Market PSUs”) during the year ended September 30, 2023. We did not grant any stock options during the years ended September 30, 2025, 2024 or 2023. Shares issued under our equity compensation plans are new shares.

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
Stock-based compensation expense of $9.2 million, $8.6 million and $3.8 million was recorded for the years ended September 30, 2025, 2024 and 2023, respectively. The tax benefit related to stock-based compensation recognized was $2.3 million, $2.1 million, and $1.0 million for the years ended September 30, 2025, 2024 and 2023, respectively. See Note 20 for further discussion.
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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables. We do also on occasion invest in held-to-maturity investments.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. As of September 30, 2025, we held cash and cash equivalents of $127.4 million and restricted cash of $6.8 million.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 78% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs and various veterans’ benefits programs for the year ended September 30, 2025 as calculated under the 90/10 rule.
The financial aid and veterans’ benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, placement on reimbursement status or termination proceeding, which could have a material adverse effect on our business. ED and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools which have resulted in the imposition of material liabilities, sanctions, letter of credit requirements and other restrictions and, in some cases, resulted in the loss of schools’ eligibility to receive Title IV funds or in closure of the schools.
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
Effective in Fiscal 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU is effective for our Form 10-K for fiscal 2025, and as a result we have added the additional required disclosures in Note 23.
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
Effective in Fiscal 2029
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes the prescriptive “project stage” model and requires capitalization once management authorizes funding and completion is probable. Entities must also assess whether significant development uncertainty exists. The amendments are effective prospectively for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures.
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
The majority of the UTI programs are designed to be completed in 30 to 110 weeks. The UTI advanced training programs range from 12 to 23 weeks in duration and are completed subsequent to satisfying the core UTI program requirements. UTI also provides dealer technician training or instructor staffing services to manufacturers. The majority of Concorde’s short and core programs are 8 to 38 weeks in duration and are billed in full at the start of the program. Clinical programs are 30 to 120 week programs that are billed by academic term. Revenues for both divisions are recognized as transfer of the services occurs. In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs.
Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 23 for disaggregated segment revenue information.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	September 30,
	2025	2024
Receivables (1)	$98,815	$72,080
Deferred revenue	91,525	92,538
(1)     Receivables, net of allowances, includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the year ended September 30, 2025, the deferred revenue balance included decreases for revenues recognized during the period, offset by increases related to new students who started their training programs during the period.
Note 6 - Receivables, net
Receivables, net consist of the following:

	September 30,
	2025	2024
Tuition and fees receivables	$62,588	$35,290
Tax receivables	585	2,333
Other receivables	5,111	3,849
Total receivables	68,284	41,472
Less: allowance for credit losses	(22,206)	(10,376)
Receivables, net	$46,078	$31,096
The allowance for credit losses is estimated using our expected uncollectible loss rate applied to the receivable balances for students who are no longer attending school due to graduation or withdrawal or who are in school and have receivable balances in excess of financial aid available to them. We write off receivable balances against the allowance for credit losses at the time we deem them to be uncollectible.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity for our allowance for credit losses for the years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Balance at beginning of period	$10,376	$9,053	$5,634
Additions due to opening balance of Concorde acquisition	—	—	6,740
Provision for credit losses	22,144	7,547	3,319
Write-offs of credit losses, net of recoveries	(10,314)	(6,224)	(6,640)
Balance at end of period	$22,206	$10,376	$9,053

The long-term portion of the retail installment contract receivables and related allowance for credit losses is presented in “Other assets” on our consolidated balance sheets and consists of the following:

	September 30,
	2025	2024
Long-term receivables	$15,916	$8,461
Less: allowance for credit losses	(3,702)	(1,956)
Long-term receivables, net	$12,214	$6,505

Note 7 - Investments
In February 2025, we invested a portion of our cash and cash equivalents in investments which primarily consist of corporate and government bonds with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity. We recorded these at amortized cost and presented the bonds maturing in less than one year in “Held-to-maturity investments” and the bonds maturing in greater than one year in “Other assets” on our consolidated balance sheet as of September 30, 2025. For the year ended September 30, 2024, there were no held-to-maturity investments.
The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity as of September 30, 2025 were as follows:

	September 30, 2025
		Gross Unrealized		Estimated Fair
Corporate and government bonds	Amortized Cost	Gains	Losses	Market Value
Due in less than 1 year:	$41,784	$30	$(1)	$41,813
Due in more than 1 year:	4,234	9	—	4,243
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
Any transfers of investments between levels occur at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$97,619	$97,619	$—	$—
Corporate and government bonds(2)	46,056	46,056	—	—
Notes receivable(3)	47,706	—	—	47,706
Total assets at fair value on a recurring basis	$191,381	$143,675	$—	$47,706

Revolving credit facility and term loans(4)	83,556	—	83,556	—
Total liabilities at fair value on a recurring basis	$83,556	$—	$83,556	$—

		Fair Value Measurements Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$94,772	$94,772	$—	$—
Corporate and government bonds(2)	—	—	—	—
Notes receivable(3)	42,467	—	—	42,467
Total assets at fair value on a recurring basis	$137,239	$94,772	$—	$42,467

Revolving credit facility and term loans(4)	121,319	—	121,319	—
Total liabilities at fair value on a recurring basis	$121,319	$—	$121,319	$—

(1)    Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” on our consolidated balance sheets as of September 30, 2025 and 2024.
(2)     See Note 7 for further discussion on the corporate and government bonds.
(3)    Notes receivable relate to the proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” on our consolidated balance sheets as of September 30, 2025 and 2024. See Note 2 for further discussion over the proprietary loan program.
(4)     The Revolving credit facility and term loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 9 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30,
		2025	2024
Land	—	$25,601	$25,601
Building and building improvements	3-30	167,977	165,667
Leasehold improvements	1-20	101,002	94,473
Training equipment	3-10	101,809	119,171
Office and computer equipment	3-10	37,105	36,454
Curriculum development	3-5	5,721	5,127
Software developed for internal use	3-5	13,395	13,045
Vehicles	5	1,167	1,546
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	32,729	6,314
Property and equipment, gross		492,109	473,001
Less: accumulated depreciation and amortization		(206,257)	(208,204)
Property and equipment, net		$285,852	$264,797
Depreciation and amortization expenses related to property and equipment was $32.1 million and $28.6 million for years ended September 30, 2025 and 2024, respectively.
Note 10 - Goodwill
Our goodwill balance of $28.5 million as of September 30, 2025 and 2024 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Of the $28.5 million recorded as goodwill as of September 30, 2025 and 2024, $16.9 million relates to the UTI reporting unit and $11.6 million relates to the Concorde reporting unit. There were no changes in goodwill during the years ended September 30, 2025 and 2024.

Note 11 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for intangible assets subject to amortization as of September 30, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(1,583)	359	7.17
Curriculum	1,800	(1,107)	693	2.03
Total	$20,042	$(2,690)	$17,352	3.78

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that were subject to amortization as of September 30, 2024:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(1,066)	876	4.33
Curriculum	1,800	(747)	1,053	3.00
Total	$20,042	$(1,813)	$18,229	3.60
Amortization expense for the year ended September 30, 2025, 2024, and 2023 was $0.9 million, $0.7 million, and $0.6 million, respectively.

Intangible assets subject to amortization as of September 30, 2025, will be amortized as follows:

	2026	2027	2028	2029	2030	Thereafter
Estimated future amortization expense	$410	$337	$97	$50	$50	$108

Of the $17.4 million net book value recorded as intangible assets as of September 30, 2025, $4.5 million relates to the Concorde asset group and $12.9 million relates to the UTI asset group. The weighted average remaining useful lives are calculated based on the net book value and the remaining amortization period of each respective intangible asset.

Note 12 - Leases

As of September 30, 2025, we have facility leases at 30 of our 32 operating campuses and two non-campus locations under non-cancelable operating or finance leases. During the year ended September 30, 2025, we commenced and recorded facility leases for: the new Concorde co-branded Heartland Dental campus in Fort Myers, Florida which is expected to open in fiscal 2026; an additional building near our existing UTI Dallas, Texas campus to further expand our program offerings during 2026; the new UTI Atlanta, Georgia and UTI San Antonio, Texas campuses both of which are slated to open during fiscal 2026; and the relocation of the Concorde Denver, Colorado campus which is expected to be complete in fiscal 2026. We also renewed our existing lease at our Concorde San Diego, California campus for an additional 10 years.
Some of our leases contain escalation clauses and requirements to pay other fees associated with the leases. Our facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2037. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of September 30, 2025, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our consolidated balance sheets.
The components of lease expense during the years ended September 30, 2025, 2024, and 2023 are presented below. The operating lease expense excludes expense for short-term leases not accounted for under ASC 842, which was not significant for the years ended September 30, 2025, 2024, or 2023.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year ended September 30,
Lease Expense	2025	2024	2023
Operating lease expense	$32,379	$30,394	$29,450
Finance lease expense:
Amortization of leased assets	908	908	779
Interest on lease liabilities	256	311	296
Variable lease expense	10,584	10,805	8,725
Sublease income	(118)	(118)	(114)
Total net lease expense	$44,009	$42,300	$39,136
Supplemental balance sheet, cash flow and other information related to our leases was as follows:

		September 30,
Leases	Classification	2025	2024
Assets:
Operating lease assets	Right-of-use assets for operating leases	$178,861	$158,778
Finance lease assets	Property and equipment, net(1)	3,028	3,937
Total leased assets		$181,889	$162,715

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$16,967	$22,210
Finance lease liabilities	Long-term debt, current portion	1,029	934
Noncurrent
Operating lease liabilities	Operating lease liability	174,838	146,831
Finance lease liabilities	Long-term debt	2,805	3,834
Total lease liabilities		$195,639	$173,809

(1)     The finance lease assets and liabilities as of September 30, 2025 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $2.6 million and $1.7 million as of September 30, 2025 and 2024, respectively.

	September 30,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	7.44	7.14
Finance leases	3.33	4.33

Weighted average discount rate:
Operating leases	5.09%	4.87%
Finance leases	6.02%	6.02%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year ended September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,141	$22,449	$20,474
Financing cash flows from finance leases	934	845	696

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities(1)	$43,911	$3,982	$4,568
(1)     During the twelve months ended September 30, 2025, we recorded facility leases for the new Concorde co-branded Heartland campus in Fort Myers, Florida, the new UTI Atlanta, Georgia campus, the new UTI San Antonio, Texas campus, the expansion of the UTI Dallas, Texas Campus, and the relocation of the Concorde Denver, Colorado campus. Additionally, we executed a ten year lease extension for our Concorde San Diego, California campus.
Maturities of lease liabilities were as follows:

	As of September 30, 2025
Years ending September 30,	Operating Leases	Finance Leases
2026	$25,539	$1,226
2027	34,713	1,263
2028	33,243	1,301
2029	32,532	439
2030	29,620	—
2031 and thereafter	79,363	—
Total future minimum lease payments	235,010	4,229
Less: interest	(43,205)	(395)
Present value of lease liabilities	191,805	3,834
Less: current lease liabilities	(16,967)	(1,029)
Long-term lease liabilities	$174,838	$2,805

Note 13 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30,
	2025	2024
Accounts payable	$39,115	$26,273
Accrued compensation and benefits	44,000	35,660
Accrued tool sets	4,458	4,807
Other accrued expenses	17,071	17,126
Accounts payable and accrued expenses	$104,644	$83,866

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 14 - Debt

	September 30, 2025			September 30, 2024
	Interest Rate	Maturity Date	Carrying Value of Debt (6)	Carrying Value of Debt (6)
Revolving Credit Facility(1)	5.97%	Nov 2027	$20,000	$56,000
Avondale Term Loan(2)	6.33%	May 2028	27,498	28,390
Lisle Term Loan(3)	6.28%	Apr 2029	36,058	36,929
Finance lease(4)	6.02%	Jan 2029	3,834	4,768
Total debt			87,390	126,087
Debt issuance costs presented with debt (5)			(291)	(383)
Total debt, net			87,099	125,704
Less: current portion of long-term debt			(2,865)	(2,697)
Long-term debt			$84,234	$123,007
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
(6)    The Revolving Credit Facility, Avondale Term Loan, Lisle Term Loan and finance lease bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).
Revolving Credit Facility
On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility with Fifth Third Bank (the “Credit Facility” or “Revolving Credit Facility”), which included a $20.0 million sub facility available for letters of credit. On September 26, 2024, we amended the Credit Facility to increase the commitment amount to $125.0 million, extend the maturity date to November 30, 2027, and provide for the option to request an increase of up to an additional $25.0 million, which may be granted at the lender’s discretion. Advances made under the Credit Facility bear interest at an annual rate equal to (i) the Term SOFR rate, (ii) the Daily Simple SOFR rate, or (iii) the Base Rate (i.e., the greater of 3.5% and the lender’s prime rate). In each case that a SOFR rate is selected, an applicable margin that varies from 1.85% up to 2.35%, based on our then-current total leverage ratio, is applied.
During the year ended September 30, 2025, we made payments on the Credit Facility of $62.0 million and we received proceeds of $26.0 million. In July 2025, we issued a letter of credit for $19.6 million, with an expiration date of June 30, 2026, to the ED in order to lift the core growth restrictions imposed on Concorde and UTI campuses as a result of our acquisition of Concorde. The remaining availability under the Credit Facility as of September 30, 2025 was $85.4 million and sub facility available for letters of credit to $0.4 million.
In October 2025, we used cash on hand to pay $20.0 million on the Credit Facility, which increased the availability under the Credit Facility to $105.4 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Debt Covenants
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility, the Avondale Term Loan and the Lisle Term Loan. As of September 30, 2025, we were in compliance with all financial debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for each year through the period ended September 30, 2030 and thereafter were as follows at September 30, 2025:

Maturity	Revolving Credit Facility & Term Loans	Finance Leases	Total
2026	$1,837	$1,029	$2,866
2027	1,909	1,131	3,040
2028	46,610	1,239	47,849
2029	33,200	435	33,635
2030 and thereafter	—	—	—
Subtotal	83,556	3,834	87,390
Debt issuance costs presented with debt	(291)	—	(291)
Total	$83,265	$3,834	$87,099

Note 15 - Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks. See Note 2 for our derivative financial instruments policy.
On March 31, 2023, in connection with the Avondale Term Loan discussed in Note 14, we terminated our previous interest rate swap and entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 1.45% for the entire loan term (the “Avondale Swap”). Further, the floating rate we receive under this new swap has been converted to one month Term SOFR, versus one month LIBOR under the previous swap. In executing the amendment, we did not have a material impact on our consolidated financial statements and the Avondale Swap is still designated as an effective cash flow hedge for accounting and tax purposes.
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
Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of September 30, 2025, we estimate that $0.4 million will be reclassified to “Interest expense” within the next twelve months. As of September 30, 2025, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.7 million and $18.0 million, respectively. As of September 30, 2024, the notional amounts of the Avondale Swap and Lisle Swap were approximately $14.2 million and $18.5 million, respectively.

Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2), both of which are designated as cash flow hedges, and the related classification on the consolidated balance sheets as of September 30, 2025 and 2024:

	September 30,
Interest Rate Swaps	2025	2024
Other current assets	$416	$497
Other assets	548	726
Total fair value of assets designated as hedging instruments	$964	$1,223

Effect of Cash Flow Hedge Accounting on the Consolidated Statement of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the consolidated statements of operations and accumulated other comprehensive income for the years ended September 30, 2025, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended September 30, 2025
Avondale and Lisle Swaps	$545	$739

	Year Ended September 30, 2024
Avondale and Lisle Swaps	$(291)	$1,066

	Year Ended September 30, 2023
Avondale and Lisle Swaps	$(1,169)	$(835)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 16 - Income Taxes
The components of income tax (expense) benefit for the years ended September 30, 2025, 2024 and 2023 are as follows:

	Year Ended September 30,
	2025	2024	2023
Current (expense) benefit:
United States federal	$(17,141)	$(6,256)	$(97)
State	(5,323)	(2,629)	(1,032)
Total current (expense) benefit	(22,464)	(8,885)	(1,129)
Deferred (expense) benefit:
United States federal	498	(4,682)	(4,190)
State	710	(662)	(446)
Total deferred (expense) benefit	1,208	(5,344)	(4,636)
Total income tax (expense) benefit	$(21,256)	$(14,229)	$(5,765)
The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21% to pre-tax income for the years ended September 30, 2025, 2024 and 2023. The reasons for the differences are as follows:

	Year Ended September 30,
	2025	2024	2023
Income tax expense at statutory rate	$(17,697)	$(11,808)	$(3,798)
State income taxes, net of federal tax benefit	(3,258)	(2,611)	(1,188)
Excess officers compensation	(1,951)	(659)	(387)
Stock-based compensation(1)	2,851	—	—
Transaction costs	—	—	(479)
Adjustment to deferred taxes	(1,215)	(801)	(322)
R&D credits generated	—	500	546
Decrease in valuation allowance	(221)	808	236
Other, net(1)	235	342	(373)
Total income tax (expense) benefit	$(21,256)	$(14,229)	$(5,765)
(1)     In prior periods, stock-based compensation of $588 thousand and $15 thousand for the years ended September 30, 2024 and 2023, respectively, were included in “Other, net.”

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2025	2024
Gross deferred tax assets:
Operating lease liability	$48,359	$42,749
Deferred compensation	548	596
Accrued compensation	2,374	2,497
Accrued tool sets	1,193	1,255
Other reserves and accruals	2,733	5,750
Allowance for Credit Losses(1)	6,504	—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	September 30,
	2025	2024
Deferred revenue	4,485	3,501
Net operating losses	4,500	5,044
Tax credit carryforwards	461	632
Capitalized R&D costs	2,068	3,085
Charitable contribution carryovers	252	628
Other	13	86
Valuation allowance	(1,903)	(2,012)
Total gross deferred tax assets	71,587	63,811
Gross deferred tax liabilities:
Right of use assets for operating leases	(45,129)	(40,189)
Amortization of goodwill and intangibles	(5,452)	(5,513)
Depreciation and amortization of property and equipment	(18,820)	(17,401)
Prepaid and other expenses deductible for tax	(1,805)	(1,535)
Other comprehensive income	(241)	(306)
Total gross deferred tax liabilities	(71,447)	(64,944)
Net deferred tax assets (liabilities)	$140	$(1,133)
(1)     In the prior period, allowance for credit losses of $3.1 million for the year ended September 30, 2024, was included in “Other reserves and accruals.”

We had a valuation allowance of $1.9 million and $2.0 million against the deferred tax assets as of September 30, 2025 and 2024, respectively, based on our assessment of the ability to utilize the deferred tax assets. We continue to maintain a valuation allowance on certain federal and state attributes for which we determined that it was more likely than not that a benefit will not be realized prior to expiration. In assessing whether a valuation allowance was required, we considered the weight of all available positive and negative evidence.

As of September 30, 2025, we had approximately $9.9 million and $70.4 million in net operating losses for federal and state tax purposes, respectively. The federal net operating losses can be carried forward indefinitely, while the state net operating losses will expire at various dates through 2044 if not utilized or carried forward indefinitely.
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

The following table summarizes the activity related to the gross unrecognized tax benefits for the fiscal years ended September 30, 2025 and 2024:

	Year Ended September 30,
	2025	2024
Balance at beginning of period	$596	$496
Increases (Decreases) related to current year tax positions	—	100
Increases (Decreases) related to prior year tax positions	(149)	—
Balance at end of period	$447	$596

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The total amount of gross unrecognized tax benefits was $0.4 million as of September 30, 2025, of which $0.4 million, if fully recognized, would decrease our effective tax rate. The decrease in prior year tax positions primarily relates to refinements to prior period research and development tax credits.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. No interest or penalties were accrued as of September 30, 2025. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.
We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have assessed the effects of the new tax legislation, including 100% bonus depreciation on qualified property acquired for the fiscal year, and the results have been reflected in our Form 10-K for the year ended September 30, 2025.

Note 17 - Restructuring
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
The total costs of the restructuring plan are estimated to be approximately $1.2 million and relate to the UTI segment. From announcement through September 30, 2025, we have incurred total restructuring costs of $0.2 million.
During the year ended September 30, 2025, we expensed $43 thousand of restructuring costs primarily related to student financing costs, employee termination costs and tools, with $12 thousand reported in “Educational services and facilities” and the remainder reported in “Selling, general and administrative” on the consolidated statements of operations.
During the year ended September 30, 2024, $185 thousand of expenses, primarily related to employee termination costs and tools, were incurred. Of the $185 thousand recorded during the twelve months ended September 30, 2024, approximately $96 thousand was reported in “Educational services and facilities” while approximately $89 thousand was reported in “Selling, general and administrative” on the consolidated statements of operations.
As of September 30, 2025, the only remaining cost related to this restructuring is the potential for federal loan discharges which we are estimating could be up to $1.0 million.

Note 18 - Commitments and Contingencies
Licensing Agreements
We have entered into various licensing agreements with varying expiration dates that give us the right to use certain materials, trademarks, trade names, trade dress, and other intellectual property in connection with the operation of our campuses and the development of our courses. The expense for the license fees under these various agreements totaled $2.5 million, $2.4 million, and $2.3 million for the years ended September 30, 2025, 2024 and 2023, respectively, and were recorded in “Educational services and facilities expenses” on the consolidated statements of operations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Snap-on Tools Product Support Agreement
We have an agreement with Snap-on Industrial (“Snap-on Tools”) that allows UTI to purchase promotional tool kits for its students at a discount from the list price. In addition, UTI earns credits that are redeemable for Snap-on Tools equipment that is utilized in UTI training programs. Credits are earned on UTI’s purchases as well as purchases made by students enrolled in the UTI programs. As part of the agreement, UTI has agreed to grant Snap-on Tools exclusive access to its campuses, to display advertising and primarily use their tools to train UTI students. Additionally, per the agreement, UTI receives a quarterly product donation allowance towards the purchase of tools and equipment which are to be utilized in the UTI training programs at its campuses. The credits and allowances under this agreement may be redeemed in multiple ways. This agreement will expire in December 2027. A net prepaid expense with Snap-on Tools has resulted from an excess of credits earned over credits used of $0.7 million and $0.3 million as of September 30, 2025 and 2024, respectively, included in “Other current assets” on our consolidated balance sheets.
UTI students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the discount, is accrued during the time period in which the UTI students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. The consolidated balance sheets include a liability in “Accounts payable and accrued expenses” for the tool sets that are expected to be redeemed of $4.5 million and $4.8 million as of September 30, 2025 and 2024, respectively. Additionally, UTI’s liability to Snap-on Tools for vouchers redeemed by students was $0.7 million and $0.6 million as of September 30, 2025 and 2024, respectively, and is included in “Accounts payable and accrued expenses” on our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2025, the total face amount of these surety bonds was approximately $29.3 million.
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

Note 19 - Shareholders' Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our board of directors and have the right to one vote per share on all matters requiring shareholder approval. On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock.
Preferred Stock
As of September 30, 2025 and 2024, no shares of the Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) were outstanding.

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
Dividends
With the Series A Preferred Stock repurchase and subsequent conversion of remaining shares to common stock, which occurred in December 2023, all right of the holders to receive future dividends have been terminated. Accordingly, no dividends were paid during the year ended September 30, 2025. Dividends on the Series A Preferred Stock, accrued at a rate of 7.5% per year, and were paid semi-annually in arrears on September 30 and March 31 of each year. We paid cash dividends of $1.1 million, and $5.1 million during the years ended September 30, 2024, and 2023, respectively.
Share Repurchase Program
On December 10, 2020, our board of directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under this plan during the years ended September 30, 2025, 2024 and 2023.

Note 20 - Stock-Based Compensation
Our stock-based compensation is governed by the 2021 Equity Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was adopted by our board of directors in January 2021 and approved by our shareholders at the February 2021 annual meeting. The 2021 Plan replaced the Management 2002 Stock Option Program and the 2003 Incentive Compensation Plan, as amended (the “Former Plans”). The 2021 Plan was amended on March 7, 2024, increasing the maximum aggregate number of shares of stock that may be issued to 5.3 million shares of common stock. Additionally, subject to and in accordance with the 2021 Plan, any shares for outstanding awards that are subsequently expired, forfeited, or are otherwise terminated will also become available for new awards under the 2021 Plan. As of September 30, 2025, 4.0 million shares remained available for future grants under the 2021 Plan.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
For all stock-based compensation expense, we account for forfeitures as they occur. The following table summarizes the operating expense line in which stock-based compensation expense has been recorded and the impact on net income in the consolidated statements of operations for the years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Educational services and facilities	$486	$481	$192
Selling, general and administrative	8,665	8,079	3,656
Total stock-based compensation expense	$9,151	$8,560	$3,848

Income tax benefit	$2,288	$2,140	$962
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
The following table summarizes stock option activity under the Former Plans and the 2021 Plan for the years ended September 30, 2025, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)	(In thousands)
Outstanding as of September 30, 2023	210	$3.14	2.18	$1,100
Outstanding as of September 30, 2024	210	$3.14	1.18	$2,755
Exercised	210	$3.14	0.00	$4,702
Outstanding as of September 30, 2025	—	$—	0.00	$—
Stock options exercisable as of September 30, 2025	—	$—	0.00	$—
Restricted Stock Units and Performance Share Units
Restricted Stock Units
Our RSUs are issued at fair market value, which is based on the closing price of our common stock on the grant date. RSUs generally vest ratably over a three-year service period from the date of grant. As of September 30, 2025, unrecognized stock compensation expense related to RSUs was $9.8 million which is expected to be recognized over a weighted average period of 2.0 years.
Performance Share Units
Our outstanding Performance PSUs vest over a three-year service period from the date of the grant and are based upon a mix of certain pre-established targets for revenue and adjusted EBITDA. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 150% of the Performance PSUs originally granted depending on the actual achievement against the performance metrics for that measurement period.
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
As of September 30, 2025, unrecognized stock compensation expense related to all PSUs was $4.6 million, which is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes the activity for RSUs and PSUs granted under the Former Plans and 2021 Plan for the years ended September 30, 2025, 2024 and 2023:

	RSUs		PSUs
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of September 30, 2022	695	$7.47	716	$7.60
Granted	596	7.17	475	7.49
Adjustment to grant based on achieved attainment level	—	—	(304)	—
Vested	(325)	7.31	—	—
Forfeited	(121)	7.37	(144)	7.65
Outstanding as of September 30, 2023	845	$7.33	743	$7.55
Granted	541	12.19	231	11.99
Adjustment to grant based on achieved attainment level	—	—	184	—
Vested	(386)	7.21	(187)	6.35
Forfeited	(94)	9.60	(54)	8.17
Outstanding as of September 30, 2024	906	$10.04	917	$9.02
Granted	399	26.10	157	25.94
Adjustment to grant based on achieved attainment level	—	—	(77)	—
Vested	(376)	9.50	(176)	8.75
Forfeited	(136)	11.61	(150)	8.79
Outstanding as of September 30, 2025	793	$18.04	671	$13.14
Note 21 - Earnings per Share
Prior to the preferred stock conversion, we calculated basic and diluted earnings per common share (“EPS”) pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. As noted above in Note 19, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date.
The following table summarizes the computation of basic and diluted earnings per common share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Basic earnings per common share:
Net income	$63,018	$42,001	$12,322
Less: Preferred stock dividend declared	—	(1,097)	(5,069)
Income available for distribution	63,018	40,904	7,253
Income allocated to participating securities	—	(2,855)	(2,712)
Net income available to common shareholders	$63,018	$38,049	$4,541

Weighted average basic shares outstanding	54,301	49,429	33,985

Basic income per common share	$1.16	$0.77	$0.13

Diluted earnings per common share:
Net income available to common shareholders	$63,018	$38,049	$4,541

Weighted average basic shares outstanding	54,301	49,429	33,985
Dilutive effect related to employee stock plans	1,314	1,422	494
Weighted average diluted shares outstanding	55,615	50,851	34,479

Diluted income per common share	$1.13	$0.75	$0.13

Anti-dilutive shares excluded:
Outstanding stock-based grants	2	4	180
Convertible preferred stock	—	—	20,297
Total anti-dilutive shares excluded	2	4	20,477
Note 22 - Employee Benefit Plans

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. We made matching contributions of approximately $6.3 million, $2.4 million, and $1.7 million to the 401(k) plan for the years ended September 30, 2025, 2024 and 2023, respectively.
Additionally, we have a legacy deferred compensation plan into which certain members of management were eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. No new members have been added to the deferred compensation plan in the past three years. We are not obligated to fund the deferred compensation plan; however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust. Our obligations under the deferred compensation plan totaled $2.2 million and $2.4 million as of September 30, 2025 and 2024, respectively, and are included in “Other liabilities” while the cash surrender value of the life insurance policies totaled $3.5 million and $3.3 million as of September 30, 2025 and 2024, respectively, and are included in “Other assets” on our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 23 - Segment Information

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
These segments are organized by key market segments to enhance operational alignment to more effectively execute our strategic plan. Our reportable segments reflect the manner in which Jerome Grant, our Chief Executive Officer and the chief operating decision-maker (“CODM”), evaluates performance and allocates resources. The CODM evaluates segment performance based on operating results. When making decisions to allocate resources, the CODM analyzes segment revenue and operating expenses which are directly attributable to the costs to serve and educate students. The CODM uses revenue and income from operations for each segment in the budgeting and forecasting processes.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Year Ended September 30, 2025
Revenues	$541,816	$293,800	$—	$835,616
Compensation and Benefits	205,859	132,270	66,768	404,897
Advertising	56,754	30,575	217	87,546
Occupancy	39,868	24,769	946	65,583
Student Related	38,245	24,084	—	62,329
General Operations	21,695	17,919	12,249	51,863
Professional and Contract Services	9,925	5,207	17,826	32,958
Depreciation and amortization	24,085	7,554	1,319	32,958
Other Expenses(1)	6,530	3,704	3,779	14,013
Corporate Support(2)	44,485	11,589	(56,074)	—
Total Operating Expenses	447,446	257,671	47,030	752,147
Income (loss) from operations	94,370	36,129	(47,030)	83,469
Net income (loss)	$89,901	$36,001	$(62,884)	$63,018

Total assets	$490,637	$140,448	$195,054	$826,139

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	UTI	Concorde	Corporate	Consolidated

Year Ended September 30, 2024
Revenues	$486,376	$246,311	$—	$732,687
Compensation and Benefits	190,640	116,591	56,373	363,604
Advertising	51,302	25,744	215	77,261
Occupancy	36,202	23,454	714	60,370
Student Related	42,402	22,177	—	64,579
General Operations	15,349	8,516	10,677	34,542
Professional and Contract Services	9,416	8,540	14,216	32,172
Depreciation and amortization	22,855	5,159	1,310	29,324
Other Expenses(1)	6,048	4,033	1,863	11,944
Corporate Support(2)	34,406	11,293	(45,699)	—
Total Operating Expenses	408,620	225,507	39,669	673,796
Income (loss) from operations	77,756	20,804	(39,669)	58,891
Net income (loss)	$71,646	$21,048	$(50,693)	$42,001

Total assets	$440,764	$125,212	$178,599	$744,575

Year Ended September 30, 2023
Revenues	$429,317	$178,091	$—	$607,408
Compensation and Benefits	179,942	86,005	46,171	312,118
Advertising	51,437	19,277	—	70,714
Occupancy	36,432	20,365	677	57,474
Student Related	34,254	17,482	22	51,758
General Operations	16,290	3,769	10,208	30,267
Professional and Contract Services	9,847	4,701	13,145	27,693
Depreciation and amortization	20,069	4,077	1,069	25,215
Other Expenses(1)	5,687	3,298	1,785	10,770
Corporate Support(2)	32,597	8,584	(41,181)	—
Total Operating Expenses	386,555	167,558	31,896	586,009
Income (loss) from operations	42,762	10,533	(31,896)	21,399
Net income (loss)	$38,324	$10,700	$(36,702)	$12,322

Total assets	$442,507	$130,813	$167,365	$740,685
(1)     Other expenses include employee-related, travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.

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
State Authorization
To operate and offer post-secondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in educational or recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is educating or recruiting students. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. Many states have requirements for institutions to disclose institutional data to current and prospective students, as well as to the public, and some states require that our schools meet prescribed performance standards as a condition of continued approval. States can and often do revisit, revise, and expand their regulations governing post-secondary education and recruiting.
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
Each of our institutions holds the state or SARA authorizations required to operate and offer post-secondary education programs, and to recruit in the states in which it engages in recruiting activities. We also have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) and the Council on Occupational Education (“COE”) to offer blended format programs that utilize both distance and on-ground education. Additionally, we have received approvals from all required state education authorizing agencies to offer blended format programs. We continue to work to ensure that we comply with applicable distance education rules and standards. We also will closely monitor any new rulemakings that concern state authorization or distance education.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Institutional Accreditation
Institutional accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of the UTI institutions and 13 of the Concorde institutions are accredited by the ACCSC. The remaining three Concorde institutions are accredited by the COE. Both ACCSC and COE are accrediting agencies recognized by ED. ACCSC and COE review the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions are subject to periodic review to confirm accreditation standards are met, and must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC and COE require institutions to disclose certain institutional information to current and prospective students, as well as to the public, and require that our schools and programs meet various performance standards as a condition of continued accreditation. ACCSC and COE often revisit, revise, and expand their standards and policies. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process.
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
Title IV Programs
The federal government provides a substantial part of its support for post-secondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
•Three-Year Student Loan Default Rates. An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. All of our institutions had a three-year cohort default rate of 0% for 2022, 2021, or 2020, which are the three most recent FFYs with published rates.

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
ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which the agency revisits, revises, and expands the complex and voluminous Title IV Program regulations. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. On July 25, 2025, ED announced its intention to name two new negotiated rulemaking committees to consider issues related to the Title IV programs, including changes necessary to implement provisions of OBBBA.

•The Reimagining and Improving Student Education (“RISE”) Committee will look at potential changes to the Federal student loan programs, including loan limits and repayment plans, institutional flexibility to limit loans, and loan default issues.
•The Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) Committee will focus on accountability issues, the Pell Grant program, and other aspects of the Title IV programs, including the so-called Do No Harm provision in OBBBA, Financial Value Transparency and Gainful Employment, and Workforce Pell eligibility.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Non-Discrimination. As a condition of receiving federal financial assistance, we are responsible for complying with applicable laws and regulations promulgated by ED regarding non-discrimination, including those relating to Title IX of the Education Amendments of 1972, Title VI of the Civil Rights Act of 1964, and Section 504 of the Rehabilitation Act of 1973.

Other Benefit or Aid Programs
The Department of Veterans Affairs (“VA”), the Department of Defense, the Department of Labor, the Department of Education (through non-Title IV programs), and certain states provide support to post-secondary students through programs, grants, benefits, loans, or scholarships. All of our institutions that engage in such programs must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

In 2025, 2024 and 2023, we derived approximately 11%, 11% and 10%, respectively, of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.
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

Consumer Protections Laws and Regulations
As a post-secondary educational institution, we are subject to a broad range of consumer protection and other laws, such as those that relate to recruiting, marketing, the protection of personal information, student financing and payment servicing. Such laws and regulations are enforced by federal agencies, including the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”) and by various state agencies and state attorneys general.

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