Form 10-Q
period 2025-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2026-02-05
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At February 2, 2026, there were 55,020,506 shares outstanding of the registrant's common stock.

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
•failure to comply with the restrictive covenants and our ability to pay the amounts when due under our credit agreements; and
•risks related to other factors discussed in our 2025 Annual Report on Form 10-K filed with the SEC on November 26, 2025 (the “2025 Annual Report on Form 10-K”).
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$93,567	$127,361
Restricted cash	3,900	6,769
Short-term investments	69,244	41,784
Receivables, net	44,986	46,078
Notes receivable, current portion	6,698	6,597
Prepaid expenses	23,835	12,526
Other current assets	6,427	5,517
Total current assets	248,657	246,632
Property and equipment, net	300,864	285,852
Goodwill	28,459	28,459
Intangible assets, net	21,024	17,352
Notes receivable, less current portion	44,668	41,109
Right-of-use assets for operating leases	173,080	178,861
Deferred tax assets, net	1,960	4,283
Other assets	15,249	23,591
Total assets	$833,961	$826,139
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$93,225	$104,644
Deferred revenue	88,580	91,525
Operating lease liabilities, current portion	18,582	16,967
Long-term debt, current portion	2,904	2,865
Other current liabilities	14,574	13,670
Total current liabilities	217,865	229,671
Deferred tax liabilities, net	4,135	4,144
Operating lease liabilities	169,567	174,838
Long-term debt	98,515	84,234
Other liabilities	7,970	5,142
Total liabilities	498,052	498,029
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 55,097 and 54,512 shares issued, 55,014 and 54,430 shares outstanding as of December 31, 2025 and September 30, 2025, respectively	5	5
Paid-in capital	221,098	226,031
Treasury stock, at cost, 82 shares as of December 31, 2025 and September 30, 2025	(365)	(365)
Retained earnings	114,354	101,527
Accumulated other comprehensive income	817	912
Total shareholders’ equity	335,909	328,110
Total liabilities and shareholders’ equity	$833,961	$826,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Revenues	$220,844	$201,429
Operating expenses:
Educational services and facilities	110,448	100,141
Selling, general and administrative	94,709	73,810
Total operating expenses	205,157	173,951
Income from operations	15,687	27,478
Other income (expense):
Interest income	1,546	1,759
Interest expense	(971)	(1,673)
Other (expense) income, net	(50)	(35)
Total other income (expense), net	525	51
Income before income taxes	16,212	27,529
Income tax expense (Note 13)	(3,385)	(5,376)
Net income	$12,827	$22,153

Earnings per share:
Net income per share - basic	$0.24	$0.41
Net income per share - diluted	$0.23	$0.40

Weighted average number of shares outstanding:
Basic	54,570	53,987
Diluted	55,744	55,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net income	$12,827	$22,153
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of taxes	(67)	545
Unrealized loss on available-for-sale investments	(28)	—
Total other comprehensive (loss) income	(95)	545
Comprehensive income	$12,732	$22,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Paid-in Capital - Common	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2025	54,512	$5	$226,031	(82)	$(365)	$101,527	$912	$328,110
Net income	—	—	—	—	—	12,827	—	12,827
Issuance of common stock under stock-based compensation plans	887	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(302)	—	(7,488)	—	—	—	—	(7,488)
Stock-based compensation	—	—	2,555	—	—	—	—	2,555
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(28)	(28)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	(67)	(67)
Balance as of December 31, 2025	55,097	$5	$221,098	(82)	$(365)	$114,354	$817	$335,909

	Common Stock		Paid-in Capital - Common	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2024	53,899	$5	$220,976	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	22,153	—	22,153
Issuance of common stock under stock-based compensation plans	508	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(169)	—	(4,332)	—	—	—	—	(4,332)
Stock-based compensation	—	—	720	—	—	—	—	720
Issuance of common stock upon exercise of stock options	210	—	659	—	—	—	—	659
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	545	545
Balance as of December 31, 2024	54,448	$5	$218,023	(82)	$(365)	$60,662	$1,651	$279,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$12,827	$22,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,905	7,999
Amortization of right-of-use assets for operating leases	6,369	5,593
Provision for credit losses	7,785	2,101
Stock-based compensation	2,555	720
Deferred income taxes	2,291	(671)
Training equipment credits earned, net	(195)	(54)
Unrealized (loss) gain on interest rate swaps, net of taxes	(95)	545
Other gains (losses), net	264	(25)
Changes in assets and liabilities:
Receivables	(7,275)	(632)
Prepaid expenses and other current assets	(12,418)	(2,165)
Other assets	4,613	(2,063)
Notes receivable	(3,659)	(3,315)
Accounts payable, accrued expenses and other current liabilities	(12,113)	(3,752)
Deferred revenue	(2,945)	(4,163)
Income tax payable/receivable	1,727	6,398
Operating lease liabilities	(5,139)	(5,426)
Other liabilities	(413)	(281)
Net cash provided by operating activities	3,084	22,962
Cash flows from investing activities:
Purchase of property and equipment	(22,242)	(3,345)
Purchase of investments	(33,705)	—
Proceeds received upon maturity of investments	9,829	—
Capitalized costs for intangible assets	(438)	—
Net cash used in investing activities	(46,556)	(3,345)
Cash flows from financing activities:
Proceeds from revolving credit facility	35,000	—
Payments on revolving credit facility	(20,000)	(5,000)
Payment of term loans and finance leases	(703)	(662)
Proceeds from stock option exercises	—	659
Payment of payroll taxes on stock-based compensation through shares withheld	(7,488)	(4,332)
Net cash provided by (used in) financing activities	6,809	(9,335)
Change in cash, cash equivalents and restricted cash	(36,663)	10,282
Cash and cash equivalents, beginning of period	127,361	161,900
Restricted cash, beginning of period	6,769	5,572
Cash, cash equivalents and restricted cash, beginning of period	134,130	167,472
Cash and cash equivalents, end of period	93,567	171,999
Restricted cash, end of period	3,900	5,755
Cash, cash equivalents and restricted cash, end of period	$97,467	$177,754

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$(585)	$(24)
Interest paid	997	1,742

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$3,241	$426
Depreciation of training equipment obtained in exchange for services	287	184
Change in accrued capital expenditures during the period	(846)	(1,552)
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
Concorde Career Colleges (“Concorde”): Concorde operates across 18 campuses in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs as “Concorde Career College” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students must complete a certain number of hours in a clinical setting or externship, depending upon their program of study.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. Additional information about our reportable segments is presented in Note 15.
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 24 on “Government Regulation and Financial Aid” included in our 2025 Annual Report on Form 10-K.

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K.
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
There have been no material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in Note 2 of our 2025 Annual Report on Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Segment Recast
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to best pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, and the new segment disclosure requirements we adopted in our 2025 Annual Report on Form 10-K, the segment disclosures in Note 15 for the three months ended December 31, 2024 have been recast from the prior year presentation for comparability to the current year presentation.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting, which provides additional flexibility in hedge designations and expands the types of risk management strategies eligible for hedge accounting. The guidance is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our financial statements and related disclosures.
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
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 15 for disaggregated segment revenue information.
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	December 31, 2025	September 30, 2025
Receivables (1)	$97,178	$98,815
Deferred revenue	88,580	91,525
(1)     Receivables include tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the three months ended December 31, 2025, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Note 5 - Investments
During 2025, we invested a portion of our cash and cash equivalents in short-term investments which primarily consisted of corporate and government bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity, which are recorded at amortized cost. In October 2025, we purchased additional investments in corporate and government bonds with a minimum credit rating of A, which we classified as available-for-sale to provide future liquidity to support our strategic growth initiatives. These available-for-sale investments are recorded at market value. All held-to-maturity investments with a maturity of less than one year and all investments designated as available-for-sale are presented as “Short-term investments,” while held-to-maturity investments with maturities of greater than one year are presented in “Other assets” on our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity and available-for-sale at December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025
		Gross Unrealized		Estimated Fair
Corporate and Government Bonds	Amortized Cost	Gains	Losses	Market Value
Available-for-sale	$33,511	$—	$(28)	$33,483
Held-to-maturity - short-term	35,761	42	—	35,803
Held-to-maturity - long-term	502	3	—	505
Total investments	$69,774	$45	$(28)	$69,791

	September 30, 2025
		Gross Unrealized		Estimated Fair
Corporate and Government Bonds	Amortized Cost	Gains	Losses	Market Value
Held-to-maturity - short-term	$41,784	$30	$(1)	$41,813
Held-to-maturity - long-term	4,234	9	—	4,243
Total investments	$46,018	$39	$(1)	$46,056
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$51,947	$51,947	$—	$—
Corporate and government bonds(2)	69,791	69,791	—	—
Notes receivable(3)	51,366	—	—	51,366
Total assets at fair value on a recurring basis	$173,104	$121,738	$—	$51,366

Revolving credit facility and term loans(4)	98,098	—	98,098	—
Total liabilities at fair value on a recurring basis	$98,098	$—	$98,098	$—

		Fair Value Measurements Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$97,619	$97,619	$—	$—
Corporate and government bonds(2)	46,056	46,056	—	—
Notes receivable(3)	47,706	—	—	47,706
Total assets at fair value on a recurring basis	$191,381	$143,675	$—	$47,706

Revolving credit facility and term loans(4)	83,556	—	83,556	—
Total liabilities at fair value on a recurring basis	$83,556	$—	$83,556	$—
(1)     Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025.
(2)     See Note 5 for further discussion on the corporate and government bonds.
(3) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025.
(4)     The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2025	September 30, 2025
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	168,368	167,977
Leasehold improvements	1-20	102,428	101,002
Training equipment	3-10	101,990	101,809
Office and computer equipment	3-10	37,112	37,105
Internally developed software	3-5	—	13,395
Internally developed curriculum	3-5	—	5,721
Vehicles	5	1,116	1,167
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	52,977	32,729
Property and equipment, gross		495,195	492,109
Less: Accumulated depreciation and amortization		(194,331)	(206,257)
Property and equipment, net		$300,864	$285,852
Depreciation expense related to property and equipment was $8.5 million for the three months ended December 31, 2025, and $7.8 million for the three months ended December 31, 2024.

Note 8 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of December 31, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Internally developed software	13,395	(12,025)	1,370	3.40
Internally developed curriculum	5,647	(3,242)	2,405	3.31
Trademarks, trade names and other	1,942	(1,596)	346	6.92
Acquired curriculum	1,800	(1,197)	603	1.80
Total	$39,084	$(18,060)	$21,024	3.41
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of September 30, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(1,583)	359	7.17
Acquired curriculum	1,800	(1,107)	693	2.03
Total	$20,042	$(2,690)	$17,352	3.78
Amortization expense was $0.4 million for the three months ended December 31, 2025, and $0.2 million for the three months ended December 31, 2024.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2026	$1,234
2027	1,503
2028	1,107
2029	577
2030	193
Thereafter	110
Total	$4,724
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of December 31, 2025.
Note 9 - Leases
As of December 31, 2025, we have facility leases at 31 of our 33 operating campuses, and two non-campus locations under non-cancelable operating or finance leases. As part of our strategic growth initiatives, during the three months ended December 31, 2025, we signed lease agreements for the following new campus locations: UTI Salt Lake City, Utah; Concorde Atlanta, Georgia; and Concorde Houston, Texas. These campuses are expected to open during fiscal 2027 pending regulatory approvals. Additionally, we signed a lease to relocate the Concorde North Hollywood, California campus to Burbank, California with the relocation slated to be complete during fiscal 2027. As of December 31, 2025, these leases, which have not yet commenced and which relate to properties that we have not yet taken possession, will have total minimum lease payments of approximately $73.9 million over a range of 10.5 to 15 years.
Some of our leases contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2037. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of December 31, 2025, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.
The components of lease expense during the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
Lease Expense	2025	2024
Operating lease expense(1)	$8,798	$7,602
Finance lease expense:
Amortization of leased assets	227	227
Interest on lease liabilities	56	70
Variable lease expense	3,008	2,616
Sublease income	(15)	(29)
Total net lease expense	$12,074	$10,486
(1)    Excludes the expense for short-term leases, which was not significant for the three months ended December 31, 2025 and 2024.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	December 31, 2025	September 30, 2025
Assets:
Operating lease assets	Right-of-use assets for operating leases	$173,080	$178,861
Finance lease assets	Property and equipment, net(1)	2,801	3,028
Total leased assets		$175,881	$181,889

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$18,582	$16,967
Finance lease liabilities	Long-term debt, current portion(1)	1,054	1,029
Non-current
Operating lease liabilities	Operating lease liabilities	169,567	174,838
Finance lease liabilities	Long-term debt	2,535	2,805
Total lease liabilities		$191,738	$195,639
(1) The finance lease assets and liabilities as of December 31, 2025 and September 30, 2025 consisted of one facility lease. The finance lease asset is recorded net of accumulated amortization of $2.8 million and $2.6 million as of December 31, 2025 and September 30, 2025, respectively.

Lease Term and Discount Rate	December 31, 2025	September 30, 2025
Weighted-average remaining lease term (in years):
Operating leases	7.26	7.44
Finance lease	3.08	3.33

Weighted average discount rate:
Operating leases	5.09%	5.09%
Finance lease	6.02%	6.02%

	Three Months Ended December 31,
Supplemental Disclosure of Cash Flow and Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,139	$5,426
Financing cash flows from finance leases	246	223

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$590	$2,481

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of December 31, 2025
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2026	$18,763	$925
2027	35,073	1,263
2028	33,520	1,301
2029	32,537	439
2030	29,620	—
2031 and thereafter	79,541	—
Total lease payments	229,054	3,928
Less: interest	(40,905)	(339)
Present value of lease liabilities	188,149	3,589
Less: current lease liabilities	(18,582)	(1,054)
Long-term lease liabilities	$169,567	$2,535

Note 10 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2025	September 30, 2025
Accounts payable	$29,979	$39,115
Accrued compensation and benefits	36,792	44,000
Accrued tool sets	4,751	4,458
Other accrued expenses	21,703	17,071
Total accounts payable and accrued expenses	$93,225	$104,644

Note 11 - Debt

	December 31, 2025			September 30, 2025
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	5.51%	Nov 2027	$35,000	$20,000
Avondale Term Loan(2)	5.92%	May 2028	27,269	27,498
Lisle Term Loan(3)	5.87%	Apr 2029	35,829	36,058
Finance lease(4)	6.02%	Jan 2029	3,589	3,834
Total debt			101,687	87,390
Debt issuance costs presented with debt (5)			(268)	(291)
Total debt, net			101,419	87,099
Less: current portion of long-term debt			(2,904)	(2,865)
Long-term debt			$98,515	$84,234
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(4)    The finance lease is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 9 for additional details on our finance lease.
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
During the three months ended December 31, 2025, we made payments on the Credit Facility of $20.0 million and we received proceeds of $35.0 million. In July 2025, we issued a letter of credit for $19.6 million, with an expiration date of June 30, 2026, to the U.S. Department of Education (“ED”) in order to lift the core growth restrictions imposed on Concorde and UTI campuses as a result of our acquisition of Concorde. The remaining availability under the Credit Facility as of December 31, 2025 was $70.4 million, and the sub facility available for letters of credit was $0.4 million.
In January 2026, we used cash on hand to repay $35.0 million outstanding on the Credit Facility, which increased the availability under the Credit Facility to $105.4 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
Avondale Term Loan
In connection with the Avondale, Arizona building purchase in December 2020, we entered into a credit agreement with Fifth Third Bank (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). The Avondale Term Loan bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046%. Principal and interest payments are due monthly. The Avondale Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, we entered into an interest rate swap agreement with the Avondale Lender. See Note 12 for further discussion on the interest rate swap.
Lisle Term Loan
On April 14, 2022, our consolidated subsidiary, 2611 Corporate West Drive Venture LLC (the “Borrower”), entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire the prior loan agreement with Western Alliance Bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan” and together with the Avondale Term Loan, the “Term Loans”). The Lisle Term Loan bears interest at a rate of one-month Term SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle, Illinois campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement. See Note 12 for further discussion on the interest rate swap.
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility and the Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and various financial covenants, including debt service coverage ratios. As of December 31, 2025, we were in compliance with all financial debt covenants.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2025 and for each fiscal year through the period ended September 30, 2030, and thereafter were as follows at December 31, 2025:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2026	$1,379	$784	$2,163
2027	1,909	1,131	3,040
2028	61,610	1,239	62,849
2029	33,200	435	33,635
2030 and thereafter	—	—	—
Subtotal	98,098	3,589	101,687
Debt issuance costs presented with debt	(268)	—	(268)
Total	$97,830	$3,589	$101,419

Note 12 - Derivative Financial Instruments
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
On April 14, 2022, in connection with the Lisle Term Loan described in Note 11, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). On April 14, 2022, the Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.
Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of December 31, 2025, we estimate that $0.4 million will be reclassified to “Interest expense” within the next twelve months. As of December 31, 2025, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.6 million and $17.9 million, respectively. As of September 30, 2025, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.7 million and $18.0 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025:

Interest Rate Swaps	December 31, 2025	September 30, 2025
Other current assets	$355	$416
Other assets	521	548
Total fair value of assets designated as hedging instruments	$876	$964

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three months ended December 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended December 31, 2025
Avondale Swap and Lisle Swap	$83	$149

	Three Months Ended December 31, 2024
Avondale Swap and Lisle Swap	$756	$211
Note 13 - Income Taxes
Our income tax expense for the three months ended December 31, 2025 was $3.4 million, or 20.9% of pre-tax income, compared to $5.4 million, or 19.5% of pre-tax income, for the three months ended December 31, 2024. The effective income tax rate for the three months ended December 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the three months ended December 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock compensation, federal research and development tax credits and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2025, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We continue to evaluate the effects of the new tax legislation as part of our quarterly procedures, and the impacts effective as of the reporting date have been reflected.

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

Note 15 - Segment Information
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
As previously discussed in Note 2, the segment disclosures for the three months ended December 31, 2024 have been recast from the prior year presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2025
Revenues	$142,843	$78,001	$—	$220,844
Compensation and Benefits	54,291	35,365	18,790	108,446
Advertising	15,765	9,246	195	25,206
Occupancy	10,568	6,250	955	17,773
General Operations	7,927	4,453	4,949	17,329
Student Related	10,357	5,149	—	15,506
Depreciation and Amortization	6,401	2,167	337	8,905
Professional and Contract Services	2,588	1,279	4,370	8,237
Other Expenses(1)	1,851	787	1,117	3,755
Corporate Support(2)	17,245	9,512	(26,757)	—
Total Operating Expenses	126,993	74,208	3,956	205,157
Income (loss) from operations	15,850	3,793	(3,956)	15,687
Net income (loss)	$15,002	$3,800	$(5,975)	$12,827

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2024
Revenues	$131,478	$69,951	$—	$201,429
Compensation and Benefits	49,398	31,218	14,151	94,767
Advertising	13,679	7,362	187	21,228
Occupancy	9,084	5,822	226	15,132
General Operations	3,920	2,545	1,973	8,438
Student Related	10,041	5,305	—	15,346
Depreciation and amortization	5,951	1,709	339	7,999
Professional and Contract Services	2,416	1,326	4,071	7,813
Other Expenses(1)	1,576	913	739	3,228
Corporate Support(2)	12,879	6,938	(19,817)	—
Total Operating Expenses	108,944	63,138	1,869	173,951
Income (loss) from operations	22,534	6,813	(1,869)	27,478
Net income (loss)	$21,408	$6,783	$(6,038)	$22,153

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated

As of December 31, 2025
Total assets	$498,348	$139,310	$196,303	$833,961

As of September 30, 2025
Total assets	$490,637	$140,448	$195,054	$826,139
(1)     Other expenses include employee-related, travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.
Note 16 - Government Regulation and Financial Aid
As discussed in our 2025 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the ED pursuant to Title IV of the HEA, commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements.

Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 13 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining three Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of December 31, 2025, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2025 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2025 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

Concorde Career Colleges (“Concorde”): Concorde operates across 18 campuses in eight states and online, offering degree, non-degree, certificate and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs as “Concorde Career College” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their health care careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. See Note 15 of the notes to our condensed consolidated financial statements herein for additional details on our segments.

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

Overview of the Three Months Ended December 31, 2025

Revenues for the three months ended December 31, 2025 were $220.8 million, an increase of $19.4 million, or 9.6%, from the comparable period in the prior year. UTI revenues increased by approximately $11.4 million, or 8.6%, and Concorde revenues increased by approximately $8.1 million, or 11.5%. Both segment increases were primarily driven by higher average full-time active students.
Total income from operations was $15.7 million during the three months ended December 31, 2025, compared to $27.5 million for the three months ended December 31, 2024. The decrease for the three months ended December 31, 2025 was primarily driven by strategic growth expenses for new programs and campuses expected to launch over the next several years. Productivity improvements and proactive cost reductions partially offset these growth expenses and have been a key part of our operating model for the past several years. We continue to identify and execute on optimization opportunities throughout our operations.
Business Strategy

Our business strategy has three key tenets: (i) to grow the business by more deeply penetrating existing target markets and adding new markets; (ii) to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and (iii) to continually optimize the business by constantly enhancing operational efficiency.

During the three months ended December 31, 2025, we executed the following as part of our business strategy:
•The Company announced three new campus locations as part of Phase II of its North Star strategy. These campuses include a UTI campus in Salt Lake City, Utah and Concorde campuses in Houston, Texas and Atlanta, Georgia. All are expected to open in 2027 pending regulatory approvals.
•UTI announced an expansion of its Dallas, Texas campus. The expansion will add aviation, HVACR, and multiple electrical and industrial technology programs beginning in early 2026. The expansion includes a new approximately 30,000-square-foot facility near the existing campus and is expected to increase capacity by nearly 1,000 additional students.
•Concorde announced plans to relocate its North Hollywood, California campus to a larger, modern facility in Burbank, California. The relocated campus is expected to open in spring 2027 and will occupy more than 48,000 square feet, enabling Concorde to expand healthcare program offerings and increase student capacity by up to 45% at the new location.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 16 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2025	% of Revenue	2024	% of Revenue
Revenues	$220,844	100.0%	$201,429	100.0%
Operating expenses:
Educational services and facilities	110,448	50.0%	100,141	49.7%
Selling, general and administrative	94,709	42.9%	73,810	36.6%
Total operating expenses	205,157	92.9%	173,951	86.3%
Income from operations	15,687	7.1%	27,478	13.6%
Interest income	1,546	0.7%	1,759	0.9%
Interest expense	(971)	(0.5)%	(1,673)	(0.8)%
Other income (expense), net	(50)	—%	(35)	—%
Total other income (expense), net	525	0.2%	51	0.1%
Income before income taxes	16,212	7.3%	27,529	13.7%
Income tax expense	(3,385)	(1.5)%	(5,376)	(2.7)%
Net income	12,827	5.8%	22,153	11.0%

Revenues and Student Metrics

	Three Months Ended December 31,
Student Metrics	2025	2024	% Change
Average full-time active students	26,858	25,062	7.2%
Total new student starts	5,449	5,313	2.6%
End of period full-time active students	26,233	24,576	6.7%

Our revenues for the three months ended December 31, 2025 were $220.8 million, an increase of $19.4 million, or 9.6%, as compared to revenues of $201.4 million for the three months ended December 31, 2024. Average full-time active students for the three months ended December 31, 2025 was 26,858, an increase of 7.2% compared to the prior year. For the three months ended December 31, 2025, the increase in consolidated new student starts, average full-time active students and end of period full-time active students reflects the impact of new program launches and expansions during recent years that further broadened access to high-demand skilled trades and healthcare training. These initiatives align with our growth, diversification, and optimization strategy and continue to support strong enrollment trends across the UTI and Concorde segments.
Educational services and facilities expenses
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Compensation and related costs	$64,199	$58,030	$6,169	10.6%
Occupancy costs	14,602	13,017	1,585	12.2%
Supplies, maintenance and student expense	16,953	15,216	1,737	11.4%
Depreciation and amortization expense	8,309	7,392	917	12.4%
Other educational services and facilities expenses	6,385	6,486	(101)	(1.6)%
Total educational services and facilities expense	$110,448	$100,141	$10,307	10.3%

Our educational services and facilities expenses were $110.4 million for the three months ended December 31, 2025, as compared to $100.1 million for the three months ended December 31, 2024. This increase was primarily due to the increased student volumes during the period and costs associated with the execution of our business strategy, partially offset by cost savings from our operational initiatives.
Compensation and related costs increased by $6.2 million for the three months ended December 31, 2025, primarily due to the addition of instructors and other campus related personnel hired to support the expansion of new programs and campuses and overall growth in the student population.
Occupancy costs increased by $1.6 million for the three months ended December 31, 2025, primarily due to new lease activity associated with the announced new campuses and annual rate increases on existing leases.

Supplies, maintenance and student expense increased by $1.7 million for the three months ended December 31, 2025, primarily due to additional purchases of student training aids and supplies to support our growth initiatives and increased student population.

Depreciation and amortization expense increased by $0.9 million for the three months ended December 31, 2025, primarily due to capital expenditures related to new property and equipment for our program expansions.

Other educational services and facilities expenses decreased by $0.1 million for the three months ended December 31, 2025, as we focused on keeping costs low despite our growth efforts.

Selling, general and administrative expenses
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Compensation and related costs	$44,247	$36,737	$7,510	20.4%
Advertising and marketing expense	25,206	21,228	3,978	18.7%
Other selling, general and administrative expenses	25,256	15,845	9,411	59.4%
Total selling, general and administrative expenses	$94,709	$73,810	$20,899	28.3%

Our selling, general and administrative expenses for the three months ended December 31, 2025 were $94.7 million, as compared to $73.8 million for the three months ended December 31, 2024. This increase was primarily due to strategic growth expenses associated with our new programs and new campuses that are expected to launch over the next several years.
Compensation and related costs increased by $7.5 million for the three months ended December 31, 2025 primarily due to additional headcount hired to support the execution of our growth strategy.
Advertising and marketing expense increased year-over-year by $4.0 million. Advertising and marketing expense as a percentage of revenues increased to 11.4% for the three months ended December 31, 2025 as compared to 10.5% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of multiple new campuses and expansions of programs on our existing campuses.
Other selling, general and administrative expenses increased by $9.4 million primarily due to an increase in our provision for credit losses of $5.7 million as a result of higher revenues and higher student volumes. The remaining increase was in line with the overall growth of our business.
Income taxes

Income tax expense for the three months ended December 31, 2025 was $3.4 million, or 20.9% of pre-tax income, compared to $5.4 million, or 19.5% of pre-tax income, for the three months ended December 31, 2024. The effective income tax rate for the three months ended December 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the three months ended December 31, 2024 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock compensation, federal research and development tax credits and state and local income and franchise taxes. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details.

Segment Results of Operations for the Quarter Ended December 31, 2025 Compared to Quarter Ended December 31, 2024

As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to best pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, the segment disclosures for the three months ended December 31, 2024 have been recast from the prior year presentation for comparability to the current year presentation.
The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the quarters ended December 31, 2025 and 2024 (dollars in thousands), including comparisons of our year-over-year performance between these years.

The following table presents results for the activity for our reportable operating segments for the three months ended December 31, 2025 and 2024:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2025
Revenues	$142,843	$78,001	$—	$220,844
Compensation and Benefits	54,291	35,365	18,790	108,446
Advertising	15,765	9,246	195	25,206
Occupancy	10,568	6,250	955	17,773
General Operations	7,927	4,453	4,949	17,329
Student Related	10,357	5,149	—	15,506
Depreciation and Amortization	6,401	2,167	337	8,905
Professional and Contract Services	2,588	1,279	4,370	8,237
Other Expenses(1)	1,851	787	1,117	3,755
Corporate Support(2)	17,245	9,512	(26,757)	—
Total Operating Expenses	126,993	74,208	3,956	205,157
Income (loss) from operations	15,850	3,793	(3,956)	15,687
Net income (loss)	$15,002	$3,800	$(5,975)	$12,827

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2024
Revenues	$131,478	$69,951	$—	$201,429
Compensation and Benefits	49,398	31,218	14,151	94,767
Advertising	13,679	7,362	187	21,228
Occupancy	9,084	5,822	226	15,132
General Operations	3,920	2,545	1,973	8,438
Student Related	10,041	5,305	—	15,346
Depreciation and amortization	5,951	1,709	339	7,999
Professional and Contract Services	2,416	1,326	4,071	7,813
Other Expenses(1)	1,576	913	739	3,228
Corporate Support(2)	12,879	6,938	(19,817)	—
Total Operating Expenses	108,944	63,138	1,869	173,951
Income (loss) from operations	22,534	6,813	(1,869)	27,478
Net income (loss)	$21,408	$6,783	$(6,038)	$22,153

(1)    Other expenses include employee-related, travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.

Segment Revenue and Student Metrics

	Three Months Ended December 31,
	2025	2024	% Change
UTI
Average full-time active students	16,347	15,464	5.7%
Total new student starts	2,893	2,753	5.1%
End of period full-time active students	15,823	15,052	5.1%
Concorde
Average full-time active students	10,511	9,598	9.5%
Total new student starts	2,556	2,560	(0.2)%
End of period full-time active students	10,410	9,524	9.3%
UTI Segment
Revenues for UTI for the three months ended December 31, 2025 were $142.8 million, an increase of $11.4 million, or 8.6%, versus the prior year. Revenue increased primarily due to a 5.7% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Concorde Segment
Revenues for Concorde for the three months ended December 31, 2025 were $78.0 million, an increase of $8.1 million, or 11.5%, versus the prior year. Revenue increased primarily due to a 9.5% increase in average full-time active students.
Segment Operating Expenses
UTI Segment
Compensation and benefits increased by $4.9 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to higher headcount and related personnel costs to support new program launches, expanded campus operations, and increased student volumes.
Advertising expenses increased by $2.1 million for the three months ended December 31, 2025 as compared to the prior year. Advertising expense as a percentage of revenues increased slightly to 11.0% for the three months ended December 31, 2025 as compared to 10.4% in the prior year.
Occupancy expense increased by $1.5 million, primarily due to recording facility leases for two new campus locations and one campus expansion during the prior year, each of which we anticipate opening to students in fiscal 2026.
General operations expense increased by $4.0 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Depreciation and amortization expense increased by $0.5 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to continued investments in facilities and equipment to support new and expanded program offerings.
Concorde Segment
Compensation and benefits increased by $4.1 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to additional instructional and administrative headcount and related compensation costs to support new program growth and increased student volumes.
Advertising expense increased by $1.9 million for the three months ended December 31, 2025 as compared to the prior year. Advertising expense as a percentage of revenues increased to 11.9% for the three months ended December 31, 2025 as compared to 10.5% in the prior year to support our expansion efforts.
Occupancy expense increased by $0.4 million, primarily due to recording a facility lease for one new campus location and one campus relocation during the current year, each of which we anticipate opening to students in fiscal 2026.

General operations expense increased by $1.9 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Depreciation and amortization expense increased by $0.5 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to continued investments in facilities and equipment to support new and expanded program offerings.
Corporate Segment
Compensation and benefits increased by $4.6 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to higher corporate headcount to execute on our business strategy.
General operations expense increased by $3.0 million for the three months ended December 31, 2025 as compared to the prior year, primarily due to higher software expenses reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.
Non-GAAP Financial Measures
Our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three months ended December 31, 2025 was $24.5 million compared to $35.4 million for the three months ended December 31, 2024. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Net income	$12,827	$22,153
Interest income	(1,546)	(1,759)
Interest expense	971	1,673
Income tax expense	3,385	5,376
Depreciation and amortization	8,905	7,999
EBITDA	$24,542	$35,442

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
Our aggregate liquidity as of December 31, 2025 totaled $233.2 million and was comprised of cash and cash equivalents of $93.6 million, $69.2 million of short-term investments, and $70.4 million in availability on our Revolving Credit Facility. This represents a decrease of $21.3 million from our total liquidity as of September 30, 2025.
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
Long-term Debt and Letters of Credit
As of December 31, 2025, we had $101.7 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our Revolving Credit Facility. Of the $101.7 million outstanding, $27.3 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $35.8 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property purchase in February 2022. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $3.6 million relates to a finance lease for a campus within our Concorde segment. The remaining $35.0 million relates to funds drawn from the $125.0 million Revolving Credit Facility for working capital purposes. As of December 31, 2025, we were in compliance with all financial debt covenants.
In January 2026, we used cash on hand to repay $35.0 million outstanding on the Credit Facility, which increased the availability under the Credit Facility to $105.4 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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

Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of December 31, 2025, the total face amount of these surety bonds was approximately $29.3 million.
Operating Activities
Our net cash provided by operating activities was $3.1 million for the three months ended December 31, 2025, compared to $23.0 million for the three months ended December 31, 2024.

Net income, after adjustments for non-cash items, for the three months ended December 31, 2025 provided cash of $40.7 million. The non-cash items included $8.9 million for depreciation and amortization expense, $7.8 million for our provision for credit losses, $6.4 million for amortization of right-of-use assets for operating leases, $2.6 million for stock-based compensation expense, and $2.3 million for deferred income taxes.
Changes in operating assets and liabilities used cash of $37.6 million primarily due to the following:
•The change in prepaid expenses and other current assets used cash of $12.4 million primarily due to the timing of payments.
•The change in accounts payable and accrued expenses used cash of $12.1 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The change in receivables used cash of $7.3 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The change in our operating lease liabilities used cash of $5.1 million primarily as a result of rent payments.
•The change in notes receivable used cash of $3.7 million primarily due to higher utilization of UTI’s proprietary loan program.
•The change in deferred revenue used cash of $2.9 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2025 as compared to September 30, 2025.
•The change in other assets provided cash of $4.6 million and was primarily attributable to the decrease in notes receivable related to retail installment contracts.
•The change in income tax payable/receivable provided cash of $1.7 million primarily due to the timing of tax payments.
Net income, after adjustments for non-cash items, for the three months ended December 31, 2024 provided cash of $38.4 million. The non-cash items included $8.0 million for depreciation and amortization expense, $5.6 million for amortization of right-of-use assets for operating leases, $2.1 million for our provision for credit losses, and $0.7 million for stock-based compensation expense.
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
Investing Activities
During the three months ended December 31, 2025, cash used in investing activities was $46.6 million, which included the purchase of short-term investments of $33.7 million, the purchase of property and equipment of $22.2 million to support new campus and program expansions at both UTI and Concorde, and $0.4 million capitalized costs for intangible assets, partially offset by $9.8 million in proceeds received upon maturity of investments.
During the three months ended December 31, 2024, cash used in investing activities was $3.3 million for the purchase of property and equipment, primarily to support new program expansions at both UTI and Concorde.
Financing Activities
During the three months ended December 31, 2025, cash provided by financing activities was $6.8 million which was primarily related to $15.0 million in net proceeds on the Revolving Credit Facility. This was partially offset by uses of cash including payroll taxes paid for stock-based compensation through shares withheld of $7.5 million, and the payment of term loans and finance leases of $0.7 million.
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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and results of operations require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the three months ended December 31, 2025 from those previously disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposure during the three months ended December 31, 2025. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2025 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item 1A of our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	February 5, 2026	By:	/s/ Bruce Schuman
		Name:	Bruce Schuman
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 5, 2026	By:	/s/ Christine C.S. Kline
		Name:	Christine C.S. Kline
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)