Form 10-Q
period 2026-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2026-05-07
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 1, 2026, there were 55,061,381 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2026	September 30, 2025
Assets
Cash and cash equivalents	$87,233	$127,361
Restricted cash	6,374	6,769
Short-term investments	74,750	41,784
Receivables, net	44,619	46,078
Notes receivable, current portion	6,735	6,597
Prepaid expenses	18,506	12,526
Other current assets	5,568	5,517
Total current assets	243,785	246,632
Property and equipment, net	324,812	285,852
Goodwill	28,459	28,459
Intangible assets, net	21,407	17,352
Notes receivable, less current portion	45,205	41,109
Right-of-use assets for operating leases	168,880	178,861
Deferred tax assets, net	2,744	4,283
Other assets	16,893	23,591
Total assets	$852,185	$826,139
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$106,359	$104,644
Deferred revenue	74,033	91,525
Operating lease liabilities, current portion	20,704	16,967
Long-term debt, current portion	2,953	2,865
Other current liabilities	3,883	13,670
Total current liabilities	207,932	229,671
Deferred tax liabilities, net	4,144	4,144
Operating lease liabilities	164,780	174,838
Long-term debt	127,781	84,234
Other liabilities	7,643	5,142
Total liabilities	512,280	498,029
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 55,144 and 54,512 shares issued, 55,061 and 54,430 shares outstanding as of March 31, 2026 and September 30, 2025, respectively	6	5
Paid-in capital	224,752	226,031
Treasury stock, at cost, 82 shares as of March 31, 2026 and September 30, 2025	(365)	(365)
Retained earnings	114,787	101,527
Accumulated other comprehensive income	725	912
Total shareholders’ equity	339,905	328,110
Total liabilities and shareholders’ equity	$852,185	$826,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues	$221,402	$207,447	$442,246	$408,876
Operating expenses:
Educational services and facilities	117,429	102,488	227,877	202,629
Selling, general and administrative	103,634	88,106	198,343	161,916
Total operating expenses	221,063	190,594	426,220	364,545
Income from operations	339	16,853	16,026	44,331
Other income (expense):
Interest income	1,060	1,629	2,606	3,388
Interest expense	(993)	(1,657)	(1,964)	(3,330)
Other (expense) income, net	(23)	9	(73)	(26)
Total other income (expense), net	44	(19)	569	32
Income before income taxes	383	16,834	16,595	44,363
Income tax benefit (expense) (Note 13)	50	(5,388)	(3,335)	(10,764)
Net income	$433	$11,446	$13,260	$33,599

Earnings per share:
Net income per share - basic	$0.01	$0.21	$0.24	$0.62
Net income per share - diluted	$0.01	$0.21	$0.24	$0.61

Weighted average number of shares outstanding:
Basic	55,033	54,383	54,799	54,183
Diluted	55,730	55,442	55,735	55,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$433	$11,446	$13,260	$33,599
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swaps, net of taxes	75	(386)	8	159
Unrealized loss on available-for-sale investments	(167)	—	(195)	—
Total other comprehensive (loss) income	(92)	(386)	(187)	159
Comprehensive income	$341	$11,060	$13,073	$33,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Paid-in Capital - Common	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2025	54,512	$5	$226,031	(82)	$(365)	$101,527	$912	$328,110
Net income	—	—	—	—	—	12,827	—	12,827
Issuance of common stock under stock-based compensation plans	887	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(302)	—	(7,488)	—	—	—	—	(7,488)
Stock-based compensation	—	—	2,555	—	—	—	—	2,555
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(28)	(28)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	(67)	(67)
Balance as of December 31, 2025	55,097	$5	$221,098	(82)	$(365)	$114,354	$817	$335,909
Net income	—	—	—	—	—	433	—	433
Issuance of common stock under stock-based compensation plans	55	1	—	—	—	—	—	1
Shares withheld for payroll taxes	(8)	—	(247)	—	—	—	—	(247)
Stock-based compensation	—	—	3,901	—	—	—	—	3,901
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(167)	(167)
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	75	75
Balance as of March 31, 2026	55,144	$6	$224,752	(82)	$(365)	$114,787	$725	$339,905

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Paid-in Capital - Common	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2024	53,899	$5	$220,976	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	22,153	—	22,153
Issuance of common stock under stock-based compensation plans	508	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(169)	—	(4,332)	—	—	—	—	(4,332)
Stock-based compensation	—	—	720	—	—	—	—	720
Issuance of common stock upon exercise of stock options	210	—	659	—	—	—	—	659
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	545	545
Balance as of December 31, 2024	54,448	$5	$218,023	(82)	$(365)	$60,662	$1,651	$279,976
Net income	—	—	—	—	—	11,446	—	11,446
Issuance of common stock under stock-based compensation plans	46	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(5)	—	(147)	—	—	—	—	(147)
Stock-based compensation	—	—	3,024	—	—	—	—	3,024
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	(386)	(386)
Balance as of March 31, 2025	54,489	$5	$220,900	(82)	$(365)	$72,108	$1,265	$293,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$13,260	$33,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,950	16,137
Amortization of right-of-use assets for operating leases	12,956	11,316
Provision for credit losses	15,232	9,554
Stock-based compensation	6,456	3,744
Deferred income taxes	1,536	(476)
Training equipment credits earned, net	370	(124)
Unrealized (loss) gain on interest rate swaps, net of taxes	8	159
Other gains (losses), net	393	171
Changes in assets and liabilities:
Receivables	(14,212)	(11,258)
Prepaid expenses and other current assets	(8,060)	(4,269)
Other assets	2,909	(3,430)
Notes receivable	(4,234)	(3,839)
Accounts payable, accrued expenses and other current liabilities	(926)	(3,293)
Deferred revenue	(17,492)	(17,594)
Income tax payable/receivable	(8,353)	3,873
Operating lease liabilities	(9,296)	(11,185)
Other liabilities	(1,428)	(912)
Net cash provided by operating activities	7,069	22,173
Cash flows from investing activities:
Purchase of property and equipment	(52,661)	(14,292)
Purchase of investments	(53,236)	(39,691)
Proceeds received upon maturity of investments	23,668	—
Proceeds from insurance policy	36	—
Capitalized costs for intangible assets	(1,253)	—
Net cash used in investing activities	(83,446)	(53,983)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Payments on revolving credit facility	(55,000)	(30,000)
Payment of term loans and finance leases	(1,411)	(1,329)
Proceeds from stock option exercises	—	659
Payment of payroll taxes on stock-based compensation through shares withheld	(7,735)	(4,479)
Net cash provided by (used in) financing activities	35,854	(35,149)
Change in cash, cash equivalents and restricted cash	(40,523)	(66,959)
Cash and cash equivalents, beginning of period	127,361	161,900
Restricted cash, beginning of period	6,769	5,572
Cash, cash equivalents and restricted cash, beginning of period	134,130	167,472
Cash and cash equivalents, end of period	87,233	95,998
Restricted cash, end of period	6,374	4,515
Cash, cash equivalents and restricted cash, end of period	$93,607	$100,513

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$11,539	$7,652
Interest paid	2,020	3,498

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$3,929	$570
Depreciation of training equipment obtained in exchange for services	524	347
Change in accrued capital expenditures during the period	(3,270)	183
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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Segment Recast
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to best pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, as of October 1, 2025, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, and the new segment disclosure requirements we adopted in our 2025 Annual Report on Form 10-K, the segment disclosures in Note 15 for the three and six months ended March 31, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	March 31, 2026	September 30, 2025
Receivables (1)	$98,607	$98,815
Deferred revenue	74,033	91,525
(1)     Receivables include tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the six months ended March 31, 2026, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Note 5 - Investments
During 2025, we invested a portion of our cash and cash equivalents in short-term investments which primarily consisted of corporate and government bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity, which are recorded at amortized cost. Beginning in October 2025, we purchased additional investments in corporate and government bonds with a minimum credit rating of A, which we classified as available-for-sale to provide future liquidity to support our strategic growth initiatives. These available-for-sale investments are recorded at market value. All held-to-maturity investments with a maturity of less than one year and all investments designated as available-for-sale are presented as “Short-term investments,” while held-to-maturity investments with maturities of greater than one year are presented in “Other assets” on our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity and available-for-sale at March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026
		Gross Unrealized		Estimated Fair
Corporate and Government Bonds	Amortized Cost	Gains	Losses	Market Value
Available-for-sale	$52,495	$—	$(195)	$52,300
Held-to-maturity - short-term	22,450	2	(4)	22,448
Held-to-maturity - long-term	501	1	—	502
Total investments	$75,446	$3	$(199)	$75,250

	September 30, 2025
		Gross Unrealized		Estimated Fair
Corporate and Government Bonds	Amortized Cost	Gains	Losses	Market Value
Held-to-maturity - short-term	$41,784	$30	$(1)	$41,813
Held-to-maturity - long-term	4,234	9	—	4,243
Total investments	$46,018	$39	$(1)	$46,056
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Any transfers of investments between levels occurs at the end of the reporting period. Assets and liabilities measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$18,287	$18,287	$—	$—
Corporate and government bonds(2)	75,250	75,250	—	—
Notes receivable(3)	51,940	—	—	51,940
Total assets at fair value on a recurring basis	$145,477	$93,537	$—	$51,940

Revolving credit facility and term loans(4)	127,643	—	127,643	—
Total liabilities at fair value on a recurring basis	$127,643	$—	$127,643	$—

		Fair Value Measurements Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$97,619	$97,619	$—	$—
Corporate and government bonds(2)	46,056	46,056	—	—
Notes receivable(3)	47,706	—	—	47,706
Total assets at fair value on a recurring basis	$191,381	$143,675	$—	$47,706

Revolving credit facility and term loans(4)	83,556	—	83,556	—
Total liabilities at fair value on a recurring basis	$83,556	$—	$83,556	$—
(1)     Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025.
(2)     See Note 5 for further discussion on the corporate and government bonds.
(3) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025.
(4)     The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2026	September 30, 2025
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	168,775	167,977
Leasehold improvements	1-20	116,222	101,002
Training equipment	3-10	108,969	101,809
Office and computer equipment	3-10	39,977	37,105
Internally developed software	3-5	—	13,395
Internally developed curriculum	3-5	—	5,721
Vehicles	5	1,091	1,167
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	59,147	32,729
Property and equipment, gross		525,385	492,109
Less: Accumulated depreciation and amortization		(200,573)	(206,257)
Property and equipment, net		$324,812	$285,852
Depreciation expense related to property and equipment was $8.6 million and $17.2 million for the three and six months ended March 31, 2026, and $7.9 million and $15.7 million for the three and six months ended March 31, 2025.

Note 8 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of March 31, 2026:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Internally developed software	13,905	(12,135)	1,770	3.69
Internally developed curriculum	5,952	(3,462)	2,490	3.31
Trademarks, trade names and other	1,942	(1,608)	334	6.67
Acquired curriculum	1,800	(1,287)	513	1.57
Total	$39,899	$(18,492)	$21,407	3.49
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
Amortization expense was $0.4 million and $0.8 million for the three and six months ended March 31, 2026, and $0.2 million and $0.4 million for the three and six months ended March 31, 2025.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2026	$889
2027	1,669
2028	1,269
2029	744
2030	355
Thereafter	181
Total	$5,107
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of March 31, 2026.
Note 9 - Leases
As of March 31, 2026, we have facility leases at 32 of our 34 operating campuses and three non-campus locations under non-cancelable operating or finance leases. As part of our strategic growth initiatives, during the six months ended March 31, 2026, we signed lease agreements for the following new campus locations: UTI Salt Lake City, Utah; Concorde Atlanta, Georgia; Concorde Houston, Texas and Concorde Glendale, Arizona. These campuses are expected to open during fiscal 2027 pending regulatory approvals. Additionally, we signed a lease to relocate the Concorde North Hollywood, California campus to Burbank, California with the relocation slated to be complete during fiscal 2027. As of March 31, 2026, these leases, which have not yet commenced and which relate to properties that we have not yet taken possession, will have total minimum lease payments of approximately $88.9 million over a range of 10.5 to 15 years.
Some of our leases contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2037. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of March 31, 2026, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.
The components of lease expense during the three and six months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease Expense	2026	2025	2026	2025
Operating lease expense(1)	$8,822	$7,663	$17,620	$15,265
Finance lease expense:
Amortization of leased assets	227	227	454	454
Interest on lease liabilities	50	65	106	135
Variable lease expense	3,242	2,537	6,250	5,153
Sublease income	(6)	(30)	(21)	(59)
Total net lease expense	$12,335	$10,462	$24,409	$20,948
(1)    Excludes the expense for short-term leases, which was not significant for the three and six months ended March 31, 2026 and 2025.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2026	September 30, 2025
Assets:
Operating lease assets	Right-of-use assets for operating leases	$168,880	$178,861
Finance lease assets	Property and equipment, net(1)	2,574	3,028
Total leased assets		$171,454	$181,889

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$20,704	$16,967
Finance lease liabilities	Long-term debt, current portion(1)	1,079	1,029
Non-current
Operating lease liabilities	Operating lease liabilities	164,780	174,838
Finance lease liabilities	Long-term debt	2,257	2,805
Total lease liabilities		$188,820	$195,639
(1) The finance lease assets and liabilities as of March 31, 2026 and September 30, 2025 consisted of one facility lease. The finance lease asset is recorded net of accumulated amortization of $3.0 million and $2.6 million as of March 31, 2026 and September 30, 2025, respectively.

Lease Term and Discount Rate	March 31, 2026	September 30, 2025
Weighted-average remaining lease term (in years):
Operating leases	7.08	7.44
Finance lease	2.83	3.33

Weighted average discount rate:
Operating leases	5.10%	5.09%
Finance lease	6.02%	6.02%

	Six Months Ended March 31,
Supplemental Disclosure of Cash Flow and Other Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,296	$11,185
Financing cash flows from finance leases	499	453

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$2,975	$4,656

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of March 31, 2026
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2026	$11,700	$623
2027	35,723	1,263
2028	34,204	1,301
2029	32,898	439
2030	29,986	—
2031 and thereafter	79,824	—
Total lease payments	224,335	3,626
Less: interest	(38,851)	(290)
Present value of lease liabilities	185,484	3,336
Less: current lease liabilities	(20,704)	(1,079)
Long-term lease liabilities	$164,780	$2,257

Note 10 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	September 30, 2025
Accounts payable	$42,604	$39,115
Accrued compensation and benefits	35,486	44,000
Accrued tool sets	4,978	4,458
Other accrued expenses	23,291	17,071
Total accounts payable and accrued expenses	$106,359	$104,644

Note 11 - Debt

	March 31, 2026			September 30, 2025
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	5.48%	Nov 2027	$65,000	$20,000
Avondale Term Loan(2)	5.71%	May 2028	27,040	27,498
Lisle Term Loan(3)	5.67%	Apr 2029	35,603	36,058
Finance lease(4)	6.02%	Jan 2029	3,336	3,834
Total debt			130,979	87,390
Debt issuance costs presented with debt (5)			(245)	(291)
Total debt, net			130,734	87,099
Less: current portion of long-term debt			(2,953)	(2,865)
Long-term debt			$127,781	$84,234
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
During the six months ended March 31, 2026, we made payments on the Credit Facility of $55.0 million and we received proceeds of $100.0 million. In July 2025, we issued a letter of credit for $19.6 million, with an expiration date of June 30, 2026, to the U.S. Department of Education (“ED”) in order to lift the core growth restrictions imposed on Concorde and UTI campuses as a result of our acquisition of Concorde. The remaining availability under the Credit Facility as of March 31, 2026 was $40.4 million, and the sub facility available for letters of credit was $0.4 million.
In April 2026, we used cash on hand to repay $65.0 million outstanding on the Credit Facility, which increased the availability under the Credit Facility to $105.4 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility and the Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and various financial covenants, including debt service coverage ratios. As of March 31, 2026, we were in compliance with all financial debt covenants.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2026 and for each fiscal year through the period ended September 30, 2030, and thereafter were as follows at March 31, 2026:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2026	$924	$531	$1,455
2027	1,909	1,131	3,040
2028	91,610	1,239	92,849
2029	33,200	435	33,635
2030 and thereafter	—	—	—
Subtotal	127,643	3,336	130,979
Debt issuance costs presented with debt	(245)	—	(245)
Total	$127,398	$3,336	$130,734

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
Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of March 31, 2026, we estimate that $0.3 million will be reclassified to “Interest expense” within the next twelve months. As of March 31, 2026, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.5 million and $17.8 million, respectively. As of September 30, 2025, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.7 million and $18.0 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025:

Interest Rate Swaps	March 31, 2026	September 30, 2025
Other current assets	$417	$416
Other assets	558	548
Total fair value of assets designated as hedging instruments	$975	$964

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and six months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31, 2026
Avondale Swap and Lisle Swap	$195	$120

	Six Months Ended March 31, 2026
Avondale Swap and Lisle Swap	$277	$269

	Three Months Ended March 31, 2025
Avondale Swap and Lisle Swap	$(211)	$176

	Six Months Ended March 31, 2025
Avondale Swap and Lisle Swap	$545	$387
Note 13 - Income Taxes
Our income tax benefit for the three months ended March 31, 2026 was $0.1 million, or 13.0% of pre-tax loss, compared to income tax expense of $5.4 million, or 32.0% of pre-tax income, for the three months ended March 31, 2025. Our income tax expense for the six months ended March 31, 2026 was $3.3 million, or 20.1% of pre-tax income, compared to $10.8 million, or 24.3% of pre-tax income, for the six months ended March 31, 2025. The effective income tax rate for the three and six months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the three and six months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2026, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.

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
These segments are organized by key market segments to enhance operational alignment to more effectively execute our strategic plan. Our reportable segments reflect the manner in which Jerome Grant, our Chief Executive Officer and the chief operating decision-maker (“CODM”), evaluates performance and allocates resources. The CODM evaluates segment performance based on operating results. When making decisions to allocate resources, the CODM analyzes segment revenue and operating expenses which are directly attributable to the costs to serve and educate students. The CODM uses revenue and income from operations for each segment in the budgeting and forecasting processes. As previously discussed in Note 2, the segment disclosures for the three and six months ended March 31, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2026
Revenues	$142,719	$78,683	$—	$221,402
Compensation and Benefits	57,138	37,585	19,722	114,445
Advertising	21,200	10,045	210	31,455
Occupancy	10,584	6,350	936	17,870
Student Related	11,965	5,945	—	17,910
General Operations	7,737	4,476	5,695	17,908
Depreciation and amortization	6,642	2,073	330	9,045
Professional and Contract Services	2,608	1,280	4,585	8,473
Other Expenses(1)	2,042	847	1,068	3,957
Corporate Support(2)	18,618	10,283	(28,901)	—
Total Operating Expenses	138,534	78,884	3,645	221,063
Income (loss) from operations	4,185	(201)	(3,645)	339
Net income (loss)	$3,399	$(245)	$(2,721)	$433

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2025
Revenues	$134,228	$73,219	$—	$207,447
Compensation and Benefits	52,496	32,788	18,001	103,285
Advertising	15,850	7,895	209	23,954
Occupancy	9,242	5,891	215	15,348
Student Related	8,799	5,583	—	14,382
General Operations	5,025	5,316	3,202	13,543
Depreciation and amortization	5,949	1,850	339	8,138
Professional and Contract Services	2,553	1,278	4,796	8,627
Other Expenses(1)	1,633	684	1,000	3,317
Corporate Support(2)	14,954	8,164	(23,118)	—
Total Operating Expenses	116,501	69,449	4,644	190,594
Income (loss) from operations	17,727	3,770	(4,644)	16,853
Net income (loss)	$16,468	$3,725	$(8,747)	$11,446

Six Months Ended March 31, 2026
Revenues	$285,562	$156,684	$—	$442,246
Compensation and Benefits	111,429	72,950	38,512	222,891
Advertising	36,964	19,292	405	56,661
Occupancy	21,152	12,599	1,892	35,643
Student Related	22,322	11,094	—	33,416
General Operations	15,664	8,929	10,644	35,237
Depreciation and amortization	13,042	4,240	668	17,950
Professional and Contract Services	5,197	2,560	8,955	16,712
Other Expenses(1)	3,892	1,634	2,184	7,710
Corporate Support(2)	35,863	19,795	(55,658)	—
Total Operating Expenses	265,525	153,093	7,602	426,220
Income (loss) from operations	20,037	3,591	(7,602)	16,026
Net income (loss)	$18,404	$3,554	$(8,698)	$13,260

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
Six Months Ended March 31, 2025
Revenues	$265,706	$143,170	$—	$408,876
Compensation and Benefits	101,894	64,006	32,151	198,051
Advertising	29,527	15,258	398	45,183
Occupancy	18,326	11,712	441	30,479
Student Related	18,840	10,888	—	29,728
General Operations	8,946	7,861	5,174	21,981
Depreciation and amortization	11,900	3,559	678	16,137
Professional and Contract Services	4,969	2,604	8,868	16,441
Other Expenses(1)	3,210	1,598	1,737	6,545
Corporate Support(2)	27,833	15,101	(42,934)	—
Total Operating Expenses	225,445	132,587	6,513	364,545
Income (loss) from operations	40,261	10,583	(6,513)	44,331
Net income (loss)	$37,876	$10,508	$(14,785)	$33,599

As of March 31, 2026
Total assets	$513,243	$149,399	$189,543	$852,185

As of September 30, 2025
Total assets	$490,637	$140,448	$195,054	$826,139
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

Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 13 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining three Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of March 31, 2026, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2025 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.

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

Overview of the Three and Six Months Ended March 31, 2026

Revenues for the three months ended March 31, 2026 were $221.4 million, an increase of $14.0 million, or 6.7%, from the comparable period in the prior year. UTI revenues increased by approximately $8.5 million, or 6.3%, and Concorde revenues increased by approximately $5.5 million, or 7.5%. Both segment increases were primarily driven by higher average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Revenues for the six months ended March 31, 2026 were $442.2 million, an increase of $33.4 million, or 8.2%, from the comparable period in the prior year. UTI revenues increased by approximately $19.9 million, or 7.5%, and Concorde revenues increased by approximately $13.5 million, or 9.4%. Both segment increases were primarily driven by higher average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Total income from operations was $0.3 million and $16.0 million during the three and six months ended March 31, 2026, respectively, compared to $16.9 million and $44.3 million for the three and six months ended March 31, 2025. The decrease for the three and six months ended March 31, 2026 was primarily driven by approximately $11 million and $19 million, respectively, of strategic growth expenses for new programs and campuses expected to launch over the next several years. Productivity improvements and proactive cost reductions partially offset these growth expenses and have been a key part of our operating model for the past several years. We continue to identify and execute on optimization opportunities throughout our operations.
Business Strategy

Our business strategy has three key tenets: (i) to grow the business by more deeply penetrating existing target markets and adding new markets; (ii) to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and (iii) to continually optimize the business by constantly enhancing operational efficiency.

During the six months ended March 31, 2026, we executed the following as part of our business strategy:
•The Company announced Glendale, Arizona as the site of a new Concorde campus with approximately 53,000 square feet and capacity for more than 620 students. Pending receipt of the required regulatory approvals, the Company expects to open the new campus in 2027.
•The UTI San Antonio, Texas campus successfully opened in March 2026 as the Company’s first-ever campus focused exclusively on skilled trades programs. At its approximately 51,000 square foot facility, UTI San Antonio, Texas offers programs including aviation, welding, HVACR and various electrical training programs.
•We completed the expansion of the UTI Dallas, Texas campus, which allowed us to add aviation, HVACR, and multiple electrical and industrial technology programs. The expansion includes a new approximately 30,000 square foot facility near the existing campus and is expected to increase capacity by nearly 1,000 additional students.
•UTI announced that student recruitment has begun for its new Atlanta, Georgia campus. Scheduled to open in summer 2026, the UTI Atlanta, Georgia campus is the Company’s first campus in the state of Georgia. The approximately 117,000 square foot facility will offer multi-discipline programs in automotive, diesel, aviation, electrical, robotics and automation, HVACR and welding.
•In addition to its recently announced Glendale, Arizona campus, the Company announced three new campus locations as part of Phase II of its North Star strategy. These campuses include a UTI campus in Salt Lake City, Utah and Concorde campuses in Houston, Texas and Atlanta, Georgia. All are expected to open in 2027 pending regulatory approvals.
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

Results of Operations: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2026	% of Revenue	2025	% of Revenue
Revenues	$221,402	100.0%	$207,447	100.0%
Operating expenses:
Educational services and facilities	117,429	53.0%	102,488	49.4%
Selling, general and administrative	103,634	46.8%	88,106	42.5%
Total operating expenses	221,063	99.8%	190,594	91.9%
Income from operations	339	0.2%	16,853	8.1%
Interest income	1,060	0.5%	1,629	0.8%
Interest expense	(993)	(0.4)%	(1,657)	(0.8)%
Other (expense) income, net	(23)	—%	9	—%
Total other income (expense), net	44	0.1%	(19)	—%
Income before income taxes	383	0.2%	16,834	8.1%
Income tax benefit (expense)	50	—%	(5,388)	(2.6)%
Net income	$433	0.2%	$11,446	5.5%
Revenues and Student Metrics

	Three Months Ended March 31,
Student Metrics	2026	2025	% Change
Average full-time active students	26,385	24,604	7.2%
Total new student starts	7,569	6,650	13.8%
End of period full-time active students	26,405	24,851	6.3%

Our revenues for the three months ended March 31, 2026 were $221.4 million, an increase of $14.0 million, or 6.7%, as compared to revenues of $207.4 million for the three months ended March 31, 2025. Average full-time active students for the three months ended March 31, 2025 was 26,385, an increase of 7.2% compared to the prior year. For the three months ended March 31, 2026, the increase in consolidated new student starts, average full-time active students and end of period full-time active students reflects the impact of new campus and program launches and expansions during recent years that further broadened access to high-demand skilled trades and healthcare training. These initiatives align with our growth and diversification strategy and continue to support strong enrollment trends across the UTI and Concorde segments.
Educational services and facilities expenses
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation and related costs	$68,239	$60,779	$7,460	12.3%
Occupancy costs	14,942	13,208	1,734	13.1%
Supplies, maintenance and student expense	19,245	14,315	4,930	34.4%
Depreciation and amortization expense	8,465	7,536	929	12.3%
Other educational services and facilities expenses	6,538	6,650	(112)	(1.7)%
Total educational services and facilities expense	$117,429	$102,488	$14,941	14.6%

Our educational services and facilities expenses were $117.4 million for the three months ended March 31, 2026, as compared to $102.5 million for the three months ended March 31, 2025. This increase was primarily due to the increased student volumes during the period and costs associated with the execution of our business strategy, partially offset by cost savings from our operational initiatives.
Compensation and related costs increased by $7.5 million for the three months ended March 31, 2026, primarily due to the addition of instructors and other campus related personnel hired to support the expansion of new programs and campuses and overall growth in the student population.
Occupancy costs increased by $1.7 million for the three months ended March 31, 2026, primarily due to new lease activity associated with the announced new campuses and annual rate increases on existing leases.
Supplies, maintenance and student expense increased by $4.9 million for the three months ended March 31, 2026, primarily due to additional purchases of student training aids and supplies to support our growth initiatives and increased student population.
Depreciation and amortization expense increased by $0.9 million for the three months ended March 31, 2026, primarily due to capital expenditures related to new property and equipment for our program expansions.
Selling, general and administrative expenses
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation and related costs	$46,206	$42,506	$3,700	8.7%
Advertising and marketing expense	31,455	23,954	7,501	31.3%
Other selling, general and administrative expenses	25,973	21,646	4,327	20.0%
Total selling, general and administrative expenses	$103,634	$88,106	$15,528	17.6%
Our selling, general and administrative expenses for the three months ended March 31, 2026 were $103.6 million, as compared to $88.1 million for the three months ended March 31, 2025. This increase was primarily due to strategic growth expenses associated with our new programs and new campuses that are expected to launch over the next several years.
Compensation and related costs increased by $3.7 million for the three months ended March 31, 2026 primarily due to additional headcount hired to support the execution of our growth strategy.
Advertising and marketing expense increased year-over-year by $7.5 million. Advertising and marketing expense as a percentage of revenues increased to 14.2% for the three months ended March 31, 2026 as compared to 11.5% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of multiple new campuses and expansions of programs on our existing campuses.
Other selling, general and administrative expenses increased by $4.3 million primarily due to an increase in our provision for credit losses of $7.4 million as a result of higher revenues and higher student volumes. This was offset by other expense decreases as we continue to focus on cost optimization.
Income taxes
Income tax benefit for the three months ended March 31, 2026 was $0.1 million, or 13.0% of pre-tax loss, compared to income tax expense of $5.4 million, or 32.0% of pre-tax income, for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the three months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details.

Segment Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, as of October 1, 2025, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, the segment disclosures for the three months ended March 31, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the three months ended March 31, 2026 and 2025 (dollars in thousands), including comparisons of our year-over-year performance between these periods.
The following table presents results for the activity for our reportable operating segments for the three months ended March 31, 2026 and 2025:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2026
Revenues	$142,719	$78,683	$—	$221,402
Compensation and Benefits	57,138	37,585	19,722	114,445
Advertising	21,200	10,045	210	31,455
Occupancy	10,584	6,350	936	17,870
Student Related	11,965	5,945	—	17,910
General Operations	7,737	4,476	5,695	17,908
Depreciation and amortization	6,642	2,073	330	9,045
Professional and Contract Services	2,608	1,280	4,585	8,473
Other Expenses(1)	2,042	847	1,068	3,957
Corporate Support(2)	18,618	10,283	(28,901)	—
Total Operating Expenses	138,534	78,884	3,645	221,063
Income (loss) from operations	4,185	(201)	(3,645)	339
Net income (loss)	$3,399	$(245)	$(2,721)	$433

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2025
Revenues	$134,228	$73,219	$—	$207,447
Compensation and Benefits	52,496	32,788	18,001	103,285
Advertising	15,850	7,895	209	23,954
Occupancy	9,242	5,891	215	15,348
Student Related	8,799	5,583	—	14,382
General Operations	5,025	5,316	3,202	13,543
Depreciation and amortization	5,949	1,850	339	8,138
Professional and Contract Services	2,553	1,278	4,796	8,627
Other Expenses(1)	1,633	684	1,000	3,317
Corporate Support(2)	14,954	8,164	(23,118)	—
Total Operating Expenses	116,501	69,449	4,644	190,594
Income (loss) from operations	17,727	3,770	(4,644)	16,853
Net income (loss)	$16,468	$3,725	$(8,747)	$11,446

(1)    Other expenses include employee-related, travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.
Segment Revenue and Student Metrics

	Three Months Ended March 31,
	2026	2025	% Change
UTI
Average full-time active students	15,556	14,777	5.3%
Total new student starts	4,110	3,591	14.5%
End of period full-time active students	15,526	14,959	3.8%
Concorde
Average full-time active students	10,829	9,827	10.2%
Total new student starts	3,459	3,059	13.1%
End of period full-time active students	10,879	9,892	10.0%
UTI Segment
Revenues for UTI for the three months ended March 31, 2026 were $142.7 million, an increase of $8.5 million, or 6.3%, versus the prior year. Revenue increased primarily due to a 5.3% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Concorde Segment
Revenues for Concorde for the three months ended March 31, 2026 were $78.7 million, an increase of $5.5 million, or 7.5%, versus the prior year. Revenue increased primarily due to a 10.2% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Segment Operating Expenses
UTI Segment
Compensation and benefits increased by $4.6 million for the three months ended March 31, 2026 as compared to the prior year, primarily due to higher headcount and related personnel costs to support new program launches, expanded campus operations, and increased student volumes.
Advertising expenses increased by $5.4 million for the three months ended March 31, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 14.9% for the three months ended March 31, 2026 as compared to 11.8% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of new campuses and expansions of programs on our existing campuses.
Occupancy expense increased by $1.3 million, primarily due to recording facility leases for two new campus locations and one campus expansion during the prior year. The UTI San Antonio, Texas campus and the UTI Dallas, Texas expansion both opened to students during the three months ended March 31, 2026. The UTI Atlanta, Georgia campus is expected to open in the summer of 2026.
Student related expenses increased by $3.2 million, primarily due to costs incurred to outfit our new campuses expected to open in fiscal 2026 and our increased population of students.
General operations expense increased by $2.7 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.

Concorde Segment
Compensation and benefits increased by $4.8 million for the three months ended March 31, 2026 as compared to the prior year, primarily due to additional instructional and administrative headcount and related compensation costs to support new program growth and increased student volumes.
Advertising expense increased by $2.2 million for the three months ended March 31, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 12.8% for the three months ended March 31, 2026 as compared to 10.8% in the prior year. This increase is due to additional advertising efforts to support the upcoming new campus launches and expansions of programs on our existing campuses.
General operations expense decreased by $0.8 million for the three months ended March 31, 2026 as compared to the prior year due to continued cost optimization, offset by an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Corporate Segment
Compensation and benefits increased by $1.7 million for the three months ended March 31, 2026 as compared to the prior year, primarily due to higher corporate headcount to execute on our growth, diversification and optimization strategy.
General operations expense increased by $2.5 million for the three months ended March 31, 2026 as compared to the prior year, primarily due to higher software expenses reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.
Results of Operations: Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2026	% of Revenue	2025	% of Revenue
Revenues	$442,246	100.0%	$408,876	100.0%
Operating expenses:
Educational services and facilities	227,877	51.5%	202,629	49.6%
Selling, general and administrative	198,343	44.8%	161,916	39.6%
Total operating expenses	426,220	96.3%	364,545	89.2%
Income from operations	16,026	3.6%	44,331	10.8%
Interest income	2,606	0.6%	3,388	0.8%
Interest expense	(1,964)	(0.4)%	(3,330)	(0.8)%
Other (expense) income, net	(73)	—%	(26)	—%
Total other income (expense), net	569	0.2%	32	—%
Income before income taxes	16,595	3.8%	44,363	10.8%
Income tax expense	(3,335)	(0.8)%	(10,764)	(2.6)%
Net income	$13,260	3.0%	$33,599	8.2%

Revenues and Student Metrics

	Six Months Ended March 31,
Student Metrics	2026	2025	% Change
Average full-time active students	26,622	24,834	7.2%
Total new student starts	13,018	11,963	8.8%
End of period full-time active students	26,405	24,851	6.3%

Our revenues for the six months ended March 31, 2026 were $442.2 million, an increase of $33.4 million, or 8.2%, as compared to revenues of $408.9 million for the six months ended March 31, 2025. Average full-time active students for the six months ended March 31, 2026 was 26,622, an increase of 7.2% compared to the prior year. For the six months ended March 31, 2026, the increase in consolidated new student starts, average full-time active students and end of period full-time active students reflects the impact of new program launches and expansions during recent years that further broadened access to high-demand skilled trades and healthcare training. These initiatives align with our growth, diversification, and optimization strategy and continue to support strong enrollment trends across the UTI and Concorde segments.
Educational services and facilities expenses
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation and related costs	$132,438	$118,809	$13,629	11%
Occupancy costs	29,544	26,225	3,319	13%
Supplies, maintenance and student expense	36,198	29,532	6,666	23%
Depreciation and amortization expense	16,774	14,928	1,846	12%
Other educational services and facilities expenses	12,923	13,135	(212)	(2)%
Total educational services and facilities expense	$227,877	$202,629	$25,248	12%
Our educational services and facilities expenses were $227.9 million for the six months ended March 31, 2026, as compared to $202.6 million for the six months ended March 31, 2025. The increase was primarily due to the increased student volumes during the period and costs associated with the execution of our business strategy, partially offset by cost savings from our operational initiatives.
Compensation and related costs increased by $13.6 million for the six months ended March 31, 2026, primarily due to the addition of instructors and other campus related personnel hired to support the expansion of new programs and campuses and overall growth in the student population.
Occupancy costs increased by $3.3 million for the six months ended March 31, 2026, primarily due to new lease activity associated with the announced new campuses and annual rate increases on existing leases.

Supplies, maintenance and student expense increased by $6.7 million for the six months ended March 31, 2026, primarily due to additional purchases of student training aids and supplies to support our growth initiatives and increased student population.

Depreciation and amortization expense increased by $1.8 million for the six months ended March 31, 2026, primarily due to capital expenditures related to new property and equipment for our program expansions.

Other educational services and facilities expenses decreased by $0.2 million for the six months ended March 31, 2026, as we focused on keeping costs low despite our growth efforts.

Selling, general and administrative expenses
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation and related costs	$90,453	$79,243	$11,210	14%
Advertising and marketing expense	56,661	45,183	11,478	25%
Other selling, general and administrative expenses	51,229	37,490	13,739	37%
Total selling, general and administrative expenses	$198,343	$161,916	$36,427	22%

Selling, general and administrative expenses for the six months ended March 31, 2026 were $198.3 million. This represents an increase of $36.4 million, as compared to $161.9 million for the six months ended March 31, 2025, which is primarily due to costs associated with our business strategies.
Compensation and related costs increased by $11.2 million for the six months ended March 31, 2026 primarily due to additional headcount hired to support the execution of our growth strategy.
Advertising and marketing expense increased by $11.5 million for the six months ended March 31, 2026. Advertising and marketing expense as a percentage of revenues increased to 12.8% for the six months ended March 31, 2026 as compared to 11.1% in the prior year. This increase is due to additional advertising efforts to support the upcoming new campus launches and expansions of programs on our existing campuses.
Other selling, general and administrative expenses increased by $13.7 million for the six months ended March 31, 2026 primarily due to an increase in the provision for credit losses of $7.3 million over the prior year as a result of higher revenue and student volumes. Additionally, there was an increase in software expenses and contract services of $4.2 million, reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.
Income taxes
Income tax expense for the six months ended March 31, 2026 was $3.3 million, or 20.1% of pre-tax income, compared to $10.8 million, or 24.3% of pre-tax income, for the six months ended March 31, 2025. The effective income tax rate for the six months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the six months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details.
Segment Results of Operations for the Six Months Ended March 31, 2026 Compared to the Six Months Ended March 31, 2025
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, the segment disclosures for the six months ended March 31, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the six months ended March 31, 2026 and 2025 (dollars in thousands), including comparisons of our year-over-year performance between these periods.

The following table presents results for the activity for our reportable operating segments for the six months ended March 31, 2026 and 2025:

	UTI	Concorde	Corporate	Consolidated
Six Months Ended March 31, 2026
Revenues	$285,562	$156,684	$—	$442,246
Compensation and Benefits	111,429	72,950	38,512	222,891
Advertising	36,964	19,292	405	56,661
Occupancy	21,152	12,599	1,892	35,643
Student Related	22,322	11,094	—	33,416
General Operations	15,664	8,929	10,644	35,237
Depreciation and amortization	13,042	4,240	668	17,950
Professional and Contract Services	5,197	2,560	8,955	16,712
Other Expenses(1)	3,892	1,634	2,184	7,710
Corporate Support(2)	35,863	19,795	(55,658)	—
Total Operating Expenses	265,525	153,093	7,602	426,220
Income (loss) from operations	20,037	3,591	(7,602)	16,026
Net income (loss)	$18,404	$3,554	$(8,698)	$13,260

Six Months Ended March 31, 2025
Revenues	$265,706	$143,170	$—	$408,876
Compensation and Benefits	101,894	64,006	32,151	198,051
Advertising	29,527	15,258	398	45,183
Occupancy	18,326	11,712	441	30,479
Student Related	18,840	10,888	—	29,728
General Operations	8,946	7,861	5,174	21,981
Depreciation and amortization	11,900	3,559	678	16,137
Professional and Contract Services	4,969	2,604	8,868	16,441
Other Expenses(1)	3,210	1,598	1,737	6,545
Corporate Support(2)	27,833	15,101	(42,934)	—
Total Operating Expenses	225,445	132,587	6,513	364,545
Income (loss) from operations	40,261	10,583	(6,513)	44,331
Net income (loss)	$37,876	$10,508	$(14,785)	$33,599

(1)    Other expenses include employee-related, travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.

Segment Revenue and Student Metrics

	Six Months Ended March 31,
	2026	2025	% Change
UTI
Average full-time active students	15,952	15,121	5.5%
Total new student starts	7,003	6,344	10.4%
End of period full-time active students	15,526	14,959	3.8%
Concorde
Average full-time active students	10,670	9,713	9.9%
Total new student starts	6,015	5,619	7.0%
End of period full-time active students	10,879	9,892	10.0%
UTI Segment
Revenues for UTI for the six months ended March 31, 2026 were $285.6 million, an increase of $19.9 million, or 7.5%, versus the prior year. Revenue increased primarily due to a 5.5% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Concorde Segment
Revenues for Concorde for the six months ended March 31, 2026 were $156.7 million, an increase of $13.5 million, or 9.4%, versus the prior year. Revenue increased primarily due to a 9.9% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Segment Operating Expenses
UTI Segment
Compensation and benefits increased by $9.5 million for the six months ended March 31, 2026 as compared to the prior year, primarily due to higher headcount and related personnel costs to support new program launches, expanded campus operations, and increased student volumes.
Advertising expenses increased by $7.4 million for the six months ended March 31, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 12.9% for the six months ended March 31, 2026 as compared to 11.1% in the prior year. This increase is due to additional advertising efforts to support the upcoming new campus launches and expansions of programs on our existing campuses.
Occupancy expense increased by $2.8 million, primarily due to recording facility leases for two new campus locations and one campus expansion during the prior year, with the UTI San Antonio, Texas campus and the UTI Dallas, Texas expansion both opening to students during the six months ended March 31, 2026. The UTI Atlanta, Georgia campus is expected to open in the summer of 2026.
Student related expenses increased by $3.5 million, primarily due to costs incurred to outfit our new campuses slated to open in fiscal 2026 and due to our increased population of students.
General operations expense increased by $6.7 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Concorde Segment
Compensation and benefits increased by $8.9 million for the six months ended March 31, 2026 as compared to the prior year, primarily due to additional instructional and administrative headcount and related compensation costs to support new program growth and increased student volumes.
Advertising expense increased by $4.0 million for the six months ended March 31, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 12.3% for the six months ended March 31, 2026 as compared to

10.7% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches new campuses and expansions of programs on our existing campuses.
Occupancy expense increased by $0.9 million, primarily due to recording facility leases for the new Concorde co-branded Heartland Dental campus in Fort Myers, Florida and the Concorde Denver, Colorado relocation during the prior year, each of which is expected to open to students in fiscal 2026.

General operations expense increased by $1.1 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Depreciation and amortization expense increased by $0.7 million, primarily due to continued investments in facilities and equipment to support new and expanded program offerings.
Corporate Segment

Compensation and benefits increased by $6.4 million for the six months ended March 31, 2026 as compared to the prior year, primarily due to higher corporate headcount to execute on our business strategy.

General operations expense increased by $5.5 million, primarily due to higher software expenses reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.

Non-GAAP Financial Measures
Our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended March 31, 2026 were $9.4 million and $33.9 million, respectively, compared to $25.0 million and $60.4 million for the three and six months ended March 31, 2025. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$433	$11,446	$13,260	$33,599
Interest income	(1,060)	(1,629)	(2,606)	(3,388)
Interest expense	993	1,657	1,964	3,330
Income tax (benefit) expense	(50)	5,388	3,335	10,764
Depreciation and amortization	9,045	8,138	17,950	16,137
EBITDA	$9,361	$25,000	$33,903	$60,442

Liquidity and Capital Resources
Overview of Liquidity
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand, short-term investments, and the Revolving Credit Facility will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth, diversification and optimization initiatives over the next twelve months and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs in existing markets where we continue to optimize utilization of our campus facilities.
Our aggregate liquidity as of March 31, 2026 totaled $202.4 million and was comprised of cash and cash equivalents of $87.2 million, $74.8 million of short-term investments, and $40.4 million in availability on our Revolving Credit Facility. This represents a decrease of $52.1 million from our total liquidity as of September 30, 2025 primarily due to funding our strategic long-term growth initiatives.
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
Long-term Debt and Letters of Credit
As of March 31, 2026, we had $131.0 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our Revolving Credit Facility. Of the $131.0 million outstanding, $27.0 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $35.6 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property purchase in February 2022. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $3.3 million relates to a finance lease for a campus within our Concorde segment. The remaining $65.0 million relates to funds drawn from the $125.0 million Revolving Credit Facility for working capital purposes. As of March 31, 2026, we were in compliance with all financial debt covenants.
In April 2026, we used cash on hand to repay $65.0 million outstanding on the Credit Facility, which increased the availability under the Credit Facility to $105.4 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
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

Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of March 31, 2026, the total face amount of these surety bonds was approximately $29.6 million.
Operating Activities
Our net cash provided by operating activities was $7.1 million for the six months ended March 31, 2026, compared to $22.2 million for the six months ended March 31, 2025.

Net income, after adjustments for non-cash items, for the six months ended March 31, 2026 provided cash of $68.2 million. The non-cash items included $18.0 million for depreciation and amortization expense, $15.2 million for our provision for credit losses, $13.0 million for amortization of right-of-use assets for operating leases, $6.5 million for stock-based compensation expense, and $1.5 million for deferred income taxes.
Changes in operating assets and liabilities used cash of $61.1 million primarily due to the following:
•The change in deferred revenue used cash of $17.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2026 as compared to September 30, 2025.
•The change in receivables used cash of $14.2 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The change in our operating lease liabilities used cash of $9.3 million primarily as a result of rent payments.
•The change in income tax payable/receivable used cash of $8.4 million primarily due to the timing of tax payments.
•The change in prepaid expenses and other current assets used cash of $8.1 million primarily due to the timing of payments.
•The change in notes receivable used cash of $4.2 million primarily due to higher utilization of UTI’s proprietary loan program.
•The change in accounts payable and accrued expenses used cash of $0.9 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The change in other assets provided cash of $2.9 million and was primarily attributable to the decrease in notes receivable related to retail installment contracts.
Net income, after adjustments for non-cash items, for the six months ended March 31, 2025 provided cash of $74.1 million. The non-cash items included $16.1 million for depreciation and amortization expense, $11.3 million for amortization of right-of-use assets for operating leases, $9.6 million for our provision for credit losses, and $3.7 million for stock-based compensation expense.
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
•The change in other assets used cash of $3.4 million primarily due to the increase in notes receivable related to retail installment contracts.
•The change in accounts payable and accrued expenses used cash of $3.3 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The change in income tax payable/receivable provided cash of $3.9 million primarily due to the timing of tax payments.
Investing Activities
During the six months ended March 31, 2026, cash used in investing activities was $83.4 million, which included the purchase of property and equipment of $52.7 million to support new campus and program expansions at both UTI and Concorde, the purchase of short-term investments of $53.2 million, and $1.3 million capitalized costs for intangible assets, partially offset by $23.7 million in proceeds received upon maturity of investments.
During the six months ended March 31, 2025, cash used in investing activities was $54.0 million, which included the purchase of held-to-maturity investments of $39.7 million and the purchase of property and equipment of $14.3 million to support new campus and program expansions at both UTI and Concorde.
Financing Activities
During the six months ended March 31, 2026, cash provided by financing activities was $35.9 million which was primarily related to $45.0 million in net proceeds on the Revolving Credit Facility. This was partially offset by uses of cash including payroll taxes paid for stock-based compensation through shares withheld of $7.7 million, and the payment of term loans and finance leases of $1.4 million.
During the six months ended March 31, 2025, cash used in financing activities was $35.1 million which was primarily related to $30.0 million in payments on the Revolving Credit Facility. Other uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $4.5 million, and the repayment of term loans and finance leases of $1.3 million, offset by $0.7 million related to proceeds of from stock option exercises.

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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and results of operations require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the six months ended March 31, 2026 from those previously disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposure during the six months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2025 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     On February 26, 2026, Robert T. DeVincenzi, the Chairman of the Board, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c) (the "10b5-1 Plan"). The 10b5-1 Plan was entered into during an open trading window, provides for a first possible trade date of June 27, 2026, and terminates automatically on the earlier of the execution of all trades contemplated by the 10b5-1 Plan or June 9, 2027. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 64,210 shares of common stock held by Mr. DeVincenzi. During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company, other than Mr. DeVincenzi, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 7, 2026	By:	/s/ Bruce Schuman
		Name:	Bruce Schuman
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ Christine C.S. Kline
		Name:	Christine C.S. Kline
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)