Form 10-Q
period 2026-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2026-08-06
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 31, 2026, there were 55,095,231 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$130,060	$127,361
Restricted cash	5,871	6,769
Short-term investments	40,060	41,784
Receivables, net	49,824	46,078
Notes receivable, current portion	6,707	6,597
Prepaid expenses	17,456	12,526
Other current assets	8,103	5,517
Total current assets	258,081	246,632
Property and equipment, net	338,764	285,852
Goodwill	28,459	28,459
Intangible assets, net	25,535	17,352
Notes receivable, less current portion	45,439	41,109
Right-of-use assets for operating leases	182,004	178,861
Deferred tax assets, net	2,324	4,283
Other assets	17,256	23,591
Total assets	$897,862	$826,139
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$105,763	$104,644
Deferred revenue	70,720	91,525
Operating lease liabilities, current portion	14,814	16,967
Long-term debt, current portion	2,993	2,865
Other current liabilities	4,004	13,670
Total current liabilities	198,294	229,671
Deferred tax liabilities, net	4,144	4,144
Operating lease liabilities	184,623	174,838
Long-term debt	157,041	84,234
Other liabilities	9,454	5,142
Total liabilities	553,556	498,029
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 55,177 and 54,512 shares issued, 55,095 and 54,430 shares outstanding as of June 30, 2026 and September 30, 2025, respectively	6	5
Paid-in capital	226,727	226,031
Treasury stock, at cost, 82 shares as of June 30, 2026 and September 30, 2025	(365)	(365)
Retained earnings	117,066	101,527
Accumulated other comprehensive income	872	912
Total shareholders’ equity	344,306	328,110
Total liabilities and shareholders’ equity	$897,862	$826,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$218,907	$204,298	$661,153	$613,174
Operating expenses:
Educational services and facilities	118,334	105,604	346,211	308,233
Selling, general and administrative	97,328	84,542	295,671	246,458
Total operating expenses	215,662	190,146	641,882	554,691
Income from operations	3,245	14,152	19,271	58,483
Other income (expense):
Interest income	764	1,445	3,370	4,833
Interest expense	(1,013)	(1,394)	(2,977)	(4,724)
Other income (expense), net	103	149	30	123
Total other (expense) income, net	(146)	200	423	232
Income before income taxes	3,099	14,352	19,694	58,715
Income tax expense (Note 13)	(820)	(3,689)	(4,155)	(14,453)
Net income	$2,279	$10,663	$15,539	$44,262

Earnings per share:
Net income per share - basic	$0.04	$0.20	$0.28	$0.82
Net income per share - diluted	$0.04	$0.19	$0.28	$0.80

Weighted average number of shares outstanding:
Basic	55,075	54,412	54,891	54,260
Diluted	55,935	55,635	55,818	55,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$2,279	$10,663	$15,539	$44,262
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of taxes	113	(251)	121	(92)
Unrealized gain (loss) on available-for-sale investments	34	—	(161)	—
Total other comprehensive income (loss)	147	(251)	(40)	(92)
Comprehensive income	$2,426	$10,412	$15,499	$44,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Paid-in Capital - Common	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2025	54,512	$5	$226,031	(82)	$(365)	$101,527	$912	$328,110
Net income	—	—	—	—	—	12,827	—	12,827
Issuance of common stock under stock-based compensation plans	887	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(302)	—	(7,488)	—	—	—	—	(7,488)
Stock-based compensation	—	—	2,555	—	—	—	—	2,555
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(28)	(28)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	(67)	(67)
Balance as of December 31, 2025	55,097	$5	$221,098	(82)	$(365)	$114,354	$817	$335,909
Net income	—	—	—	—	—	433	—	433
Issuance of common stock under stock-based compensation plans	55	1	—	—	—	—	—	1
Shares withheld for payroll taxes	(8)	—	(247)	—	—	—	—	(247)
Stock-based compensation	—	—	3,901	—	—	—	—	3,901
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(167)	(167)
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	75	75
Balance as of March 31, 2026	55,144	$6	$224,752	(82)	$(365)	$114,787	$725	$339,905
Net income	—	—	—	—	—	2,279	—	2,279
Issuance of common stock under stock-based compensation plans	58	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(25)	—	(995)	—	—	—	—	(995)
Stock-based compensation	—	—	2,970	—	—	—	—	2,970
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	34	34
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	113	113
Balance as of June 30, 2026	55,177	$6	$226,727	(82)	$(365)	$117,066	$872	$344,306

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Paid-in Capital - Common	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2024	53,899	$5	$220,976	(82)	$(365)	$38,509	$1,106	$260,231
Net income	—	—	—	—	—	22,153	—	22,153
Issuance of common stock under stock-based compensation plans	508	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(169)	—	(4,332)	—	—	—	—	(4,332)
Stock-based compensation	—	—	720	—	—	—	—	720
Issuance of common stock upon exercise of stock options	210	—	659	—	—	—	—	659
Unrealized gain on interest rate swaps, net of taxes	—	—	—	—	—	—	545	545
Balance as of December 31, 2024	54,448	$5	$218,023	(82)	$(365)	$60,662	$1,651	$279,976
Net income	—	—	—	—	—	11,446	—	11,446
Issuance of common stock under stock-based compensation plans	46	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(5)	—	(147)	—	—	—	—	(147)
Stock-based compensation	—	—	3,024	—	—	—	—	3,024
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	(386)	(386)
Balance as of March 31, 2025	54,489	$5	$220,900	(82)	$(365)	$72,108	$1,265	$293,913
Net income	—	—	—	—	—	10,663	—	10,663
Issuance of common stock under stock-based compensation plans	23	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(6)	—	(196)	—	—	—	—	(196)
Stock-based compensation	—	—	2,658	—	—	—	—	2,658
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	(251)	(251)
Balance as of June 30, 2025	54,506	$5	$223,362	(82)	$(365)	$82,771	$1,014	$306,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$15,539	$44,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,361	24,452
Amortization of right-of-use assets for operating leases	19,656	17,492
Provision for credit losses	22,403	15,063
Stock-based compensation	9,426	6,402
Deferred income taxes	1,999	579
Training equipment credits earned, net	487	(108)
Unrealized gain (loss) on interest rate swaps, net of taxes	121	(92)
Other gains (losses), net	545	1,179
Changes in assets and liabilities:
Receivables	(26,477)	(21,895)
Prepaid expenses and other current assets	(11,684)	(4,499)
Other assets	2,155	(5,383)
Notes receivable	(4,440)	(4,051)
Accounts payable, accrued expenses and other current liabilities	4,371	6,455
Deferred revenue	(20,805)	(25,495)
Income tax payable/receivable	(7,064)	3,598
Operating lease liabilities	(15,167)	(16,758)
Other liabilities	(2,024)	(975)
Net cash provided by operating activities	17,402	40,226
Cash flows from investing activities:
Purchase of property and equipment	(80,900)	(25,499)
Capitalized costs for intangible assets	(4,496)	—
Purchase of investments	(57,347)	(54,648)
Proceeds from sale of investments	31,668	—
Proceeds received upon maturity of investments	31,300	1,874
Proceeds from insurance policy	37	—
Net cash used in investing activities	(79,738)	(78,273)
Cash flows from financing activities:
Proceeds from revolving credit facility	195,000	6,000
Payments on revolving credit facility	(120,000)	(56,000)
Payment of term loans and finance leases	(2,133)	(2,010)
Proceeds from stock option exercises	—	659
Payment of payroll taxes on stock-based compensation through shares withheld	(8,730)	(4,675)
Net cash provided by (used in) financing activities	64,137	(56,026)
Change in cash, cash equivalents and restricted cash	1,801	(94,073)
Cash and cash equivalents, beginning of period	127,361	161,900
Restricted cash, beginning of period	6,769	5,572
Cash, cash equivalents and restricted cash, beginning of period	134,130	167,472
Cash and cash equivalents, end of period	130,060	70,672
Restricted cash, end of period	5,871	2,727
Cash, cash equivalents and restricted cash, end of period	$135,931	$73,399

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$13,313	$10,364
Interest paid	3,082	4,946

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$6,336	$930
Depreciation of training equipment obtained in exchange for services	833	502
Change in accrued capital expenditures during the period	2,407	(1,321)
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
Universal Technical Institute (“UTI”): As of June 30, 2026, UTI operated 16 campuses located in nine states, offering a wide range of degree and non-degree transportation and skilled trades technical training programs. UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. In July 2026, UTI opened its new campus in Atlanta, Georgia, bringing the total operating campuses to 17 locations in 10 states.
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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Segment Recast
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to best pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, as of October 1, 2025, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, and the new segment disclosure requirements we adopted in our 2025 Annual Report on Form 10-K, the segment disclosures in Note 16 for the three and nine months ended June 30, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
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
Effective in Fiscal 2026
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026 and will result in enhanced additional disclosures to conform to this standard beginning with that filing.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2026	September 30, 2025
Receivables (1)	$104,524	$98,815
Deferred revenue	70,720	91,525
(1)     Receivables include tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the nine months ended June 30, 2026, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
During the three months ended June 30, 2026, we sold securities classified as available-for-sale for net proceeds of $31.7 million. The gross realized gain (loss) recognized in “Other income (expense), net” in the condensed consolidated statements of operations at the time of sale was not material.
The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity and available-for-sale at June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026
		Gross Unrealized		Estimated Fair
Corporate and Government Bonds	Amortized Cost	Gains	Losses	Market Value
Available-for-sale	$22,645	$—	$(161)	$22,484
Held-to-maturity - short-term	17,576	3	(1)	17,578
Total investments	$40,221	$3	$(162)	$40,062

	September 30, 2025
		Gross Unrealized		Estimated Fair
Corporate and Government Bonds	Amortized Cost	Gains	Losses	Market Value
Held-to-maturity - short-term	$41,784	$30	$(1)	$41,813
Held-to-maturity - long-term	4,234	9	—	4,243
Total investments	$46,018	$39	$(1)	$46,056
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Any transfers of investments between levels occurs at the end of the reporting period. Assets and liabilities measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$16,284	$16,284	$—	$—
Corporate and government bonds(2)	40,062	40,062	—	—
Notes receivable(3)	52,146	—	—	52,146
Total assets at fair value on a recurring basis	$108,492	$56,346	$—	$52,146

Revolving credit facility and term loans(4)	$157,184	$—	$157,184	$—
Total liabilities at fair value on a recurring basis	$157,184	$—	$157,184	$—

		Fair Value Measurements Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$97,619	$97,619	$—	$—
Corporate and government bonds(2)	46,056	46,056	—	—
Notes receivable(3)	47,706	—	—	47,706
Total assets at fair value on a recurring basis	$191,381	$143,675	$—	$47,706

Revolving credit facility and term loans(4)	$83,556	$—	$83,556	$—
Total liabilities at fair value on a recurring basis	$83,556	$—	$83,556	$—
(1)     Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025.
(2)     See Note 5 for further discussion on the corporate and government bonds.
(3)     Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025.
(4)     The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2026	September 30, 2025
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	170,813	167,977
Leasehold improvements	1-20	133,162	101,002
Training equipment	3-10	120,854	101,809
Office and computer equipment	3-10	42,059	37,105
Internally developed software	3-5	—	13,395
Internally developed curriculum	3-5	—	5,721
Vehicles	5	1,094	1,167
Right-of-use assets for finance leases	15	5,603	5,603
Construction in progress	—	46,630	32,729
Property and equipment, gross		545,816	492,109
Less: Accumulated depreciation and amortization		(207,052)	(206,257)
Property and equipment, net		$338,764	$285,852
Depreciation expense related to property and equipment was $10.0 million and $27.1 million for the three and nine months ended June 30, 2026, and $8.1 million and $23.8 million for the three and nine months ended June 30, 2025.

Note 8 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of June 30, 2026:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Internally developed software	$13,461	$(11,617)	$1,844	3.71
Internally developed curriculum	6,459	(3,686)	2,773	3.43
Trademarks, trade names and other	1,942	(1,621)	321	6.42
Acquired curriculum	1,800	(1,377)	423	1.35
Intangible assets subject to amortization	23,662	(18,301)	5,361	3.69
Accreditations and regulatory approvals	16,300	—	16,300	Indefinite
Development in progress	3,874	—	3,874	—
Total	$43,836	$(18,301)	$25,535	3.69

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of September 30, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Trademarks, trade names and other	$1,942	$(1,583)	$359	7.17
Acquired curriculum	1,800	(1,107)	693	2.03
Intangible assets subject to amortization	3,742	(2,690)	1,052	3.78
Accreditations and regulatory approvals	16,300	—	16,300	Indefinite
Total	$20,042	$(2,690)	$17,352	3.78
Amortization expense was $0.4 million and $1.3 million for the three and nine months ended June 30, 2026, and $0.2 million and $0.7 million for the three and nine months ended June 30, 2025.
Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2026	$462
2027	1,808
2028	1,408
2029	883
2030	494
Thereafter	306
Total	$5,361
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of June 30, 2026.
Note 9 - Leases
As of June 30, 2026, we have facility leases at 32 of our 34 operating campuses, the new UTI Atlanta, Georgia campus which opened in July 2026, three non-operating campuses that are currently under construction, and three non-campus locations which are all under non-cancelable operating or finance leases.
During the nine months ended June 30, 2026, we signed a lease agreement for a new Concorde Atlanta, Georgia campus as well as a lease to relocate the Concorde North Hollywood, California campus to Burbank, California. As of June 30, 2026, these leases, which have not yet commenced and which relate to properties that we have not yet taken possession, will have total minimum lease payments of approximately $50.1 million over a range of 11 to 15 years.
Some of our leases contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2040. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of June 30, 2026, resulted in minimal income. All leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of lease expense during the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease Expense	2026	2025	2026	2025
Operating lease expense(1)	$9,134	$8,428	$26,754	$23,693
Finance lease expense:
Amortization of leased assets	227	227	681	681
Interest on lease liabilities	48	62	154	197
Variable lease expense	2,978	2,708	9,228	7,861
Sublease income	(3)	(30)	(24)	(89)
Total net lease expense	$12,384	$11,395	$36,793	$32,343
(1)    Excludes the expense for short-term leases, which was not significant for the three and nine months ended June 30, 2026 and 2025.
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2026	September 30, 2025
Assets:
Operating lease assets	Right-of-use assets for operating leases	$182,004	$178,861
Finance lease assets	Property and equipment, net(1)	2,347	3,028
Total leased assets		$184,351	$181,889

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$14,814	$16,967
Finance lease liabilities	Long-term debt, current portion(1)	1,104	1,029
Non-current
Operating lease liabilities	Operating lease liabilities	184,623	174,838
Finance lease liabilities	Long-term debt	1,968	2,805
Total lease liabilities		$202,509	$195,639
(1) The finance lease assets and liabilities as of June 30, 2026 and September 30, 2025 consisted of one facility lease. The finance lease asset is recorded net of accumulated amortization of $3.3 million and $2.6 million as of June 30, 2026 and September 30, 2025, respectively.

Lease Term and Discount Rate	June 30, 2026	September 30, 2025
Weighted-average remaining lease term (in years):
Operating leases	7.37	7.44
Finance lease	2.58	3.33

Weighted average discount rate:
Operating leases	5.22%	5.09%
Finance lease	6.02%	6.02%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended June 30,
Supplemental Disclosure of Cash Flow and Other Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,167	$16,758
Financing cash flows from finance leases	762	692

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$22,799	$34,097

Maturities of lease liabilities were as follows:

	As of June 30, 2026
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2026	$5,638	$312
2027	26,451	1,263
2028	37,299	1,301
2029	36,402	439
2030	33,593	—
2031 and thereafter	109,373	—
Total lease payments	248,756	3,315
Less: interest	(49,319)	(243)
Present value of lease liabilities	199,437	3,072
Less: current lease liabilities	(14,814)	(1,104)
Long-term lease liabilities	$184,623	$1,968

Note 10 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	September 30, 2025
Accounts payable	$31,427	$39,115
Accrued compensation and benefits	46,194	44,000
Accrued tool sets	4,802	4,458
Other accrued expenses	23,340	17,071
Total accounts payable and accrued expenses	$105,763	$104,644

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 11 - Debt
Total debt consisted of the following:

	June 30, 2026			September 30, 2025
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	5.47%	Nov 2027	$95,000	$20,000
Avondale Term Loan(2)	5.67%	May 2028	26,811	27,498
Lisle Term Loan(3)	5.62%	Apr 2029	35,373	36,058
Finance lease(4)	6.02%	Jan 2029	3,072	3,834
Total debt			160,256	87,390
Debt issuance costs presented with debt (5)			(222)	(291)
Total debt, net			160,034	87,099
Less: current portion of long-term debt			(2,993)	(2,865)
Long-term debt			$157,041	$84,234
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
During the nine months ended June 30, 2026, we made payments on the Credit Facility of $120.0 million and we received proceeds of $195.0 million. In July 2025, we issued a letter of credit for $19.6 million to the U.S. Department of Education (“ED”) in order to lift the core growth restrictions imposed on Concorde and UTI campuses as a result of our acquisition of Concorde. The remaining availability under the Credit Facility as of June 30, 2026 was $10.4 million, and the sub facility available for letters of credit was $0.4 million.
In July 2026, we used cash on hand to repay $95.0 million outstanding on the Credit Facility and we were notified by the ED that the $19.6 million letter of credit was released, which increased the availability under the Credit Facility to $125.0 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.

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
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants under the Revolving Credit Facility and the Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and various financial covenants, including debt service coverage ratios. As of June 30, 2026, we were in compliance with all financial debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2026 and for each fiscal year through the period ended September 30, 2030, and thereafter were as follows at June 30, 2026:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2026	$465	$267	$732
2027	1,909	1,131	3,040
2028	121,610	1,239	122,849
2029	33,200	435	33,635
2030 and thereafter	—	—	—
Subtotal	157,184	3,072	160,256
Debt issuance costs presented with debt	(222)	—	(222)
Total	$156,962	$3,072	$160,034

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
Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of June 30, 2026, we estimate that $0.5 million will be reclassified to “Interest expense” within the next twelve months. As of June 30, 2026, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.4 million and $17.7 million, respectively. As of September 30, 2025, the notional amounts of the Avondale Swap and Lisle Swap were approximately $13.7 million and $18.0 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025:

Interest Rate Swaps	June 30, 2026	September 30, 2025
Other current assets	$492	$416
Other assets	633	548
Total fair value of assets designated as hedging instruments	$1,125	$964
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and nine months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30, 2026
Avondale Swap and Lisle Swap	$230	$117

	Nine Months Ended June 30, 2026
Avondale Swap and Lisle Swap	$508	$387

	Three Months Ended June 30, 2025
Avondale Swap and Lisle Swap	$(74)	$176

	Nine Months Ended June 30, 2025
Avondale Swap and Lisle Swap	$471	$563
Note 13 - Income Taxes
Our income tax expense for the three months ended June 30, 2026 was $0.8 million, or 26.5% of pre-tax income, compared to income tax expense of $3.7 million, or 25.7% of pre-tax income, for the three months ended June 30, 2025. Our income tax expense for the nine months ended June 30, 2026 was $4.2 million, or 21.1% of pre-tax income, compared to $14.5 million, or 24.6% of pre-tax income, for the nine months ended June 30, 2025. The effective income tax rate for the three and nine months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
rate for the three and nine months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2026, we continued to maintain a valuation allowance related to certain federal and state attributes, which are not expected to be utilized prior to expiration.
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

Note 14 - Restructuring Charges
During the three months ended June 30, 2026, management approved and implemented phase I of a multi-phase restructuring plan across all segments to simplify how we operate, improve student acquisition and better align our resources behind the highest-return opportunities across the business. Phase I resulted in a workforce reduction with total restructuring charges of $1.1 million, consisting primarily of severance and employee benefit costs. Of the total restructuring charges recognized during the three and nine months ended June 30, 2026, $0.8 million was recorded in “Educational services and facilities expense” and $0.3 million was recorded in “Selling, general and administrative expense” in the condensed consolidated statements of operations. Of these total charges, $0.7 million was recorded on the UTI segment, $0.2 million was on the Concorde segment and $0.2 million was on the Corporate segment. No additional expenses are expected for phase I and approximately $0.7 million remains unpaid as of June 30, 2026.
Additional phases of this restructuring plan will be rolled out over the next three years as part of our continued focus on optimization and to better align resources to support our overall growth strategy.
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
These segments are organized by key market segments to enhance operational alignment to more effectively execute our strategic plan. Our reportable segments reflect the manner in which Jerome Grant, our Chief Executive Officer and the chief operating decision-maker (“CODM”), evaluates performance and allocates resources. The CODM evaluates segment performance based on operating results. When making decisions to allocate resources, the CODM analyzes segment revenue and operating expenses which are directly attributable to the costs to serve and educate students. The CODM uses revenue

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
and income from operations for each segment in the budgeting and forecasting processes. As previously discussed in Note 2, the segment disclosures for the three and nine months ended June 30, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended June 30, 2026
Revenues	$138,015	$80,892	$—	$218,907
Compensation and benefits	58,274	36,699	19,898	114,871
Advertising	16,243	9,696	208	26,147
Occupancy	10,882	6,655	976	18,513
Student related	12,326	5,494	—	17,820
General operations	6,157	4,605	5,634	16,396
Depreciation and amortization	7,284	2,751	375	10,410
Professional and contract services	2,318	1,297	4,258	7,873
Other expenses(1)	1,969	711	952	3,632
Corporate support(2)	16,748	9,813	(26,561)	—
Total operating expenses	132,201	77,721	5,740	215,662
Income (loss) from operations	5,814	3,171	(5,740)	3,245
Net income (loss)	$5,020	$3,130	$(5,871)	$2,279
Three Months Ended June 30, 2025
Revenues	$131,462	$72,836	$—	$204,298
Compensation and benefits	51,230	34,122	17,423	102,775
Advertising	15,008	7,534	153	22,695
Occupancy	9,920	6,494	233	16,647
Student related	7,671	6,122	—	13,793
General operations	5,532	5,123	3,146	13,801
Depreciation and amortization	6,048	1,939	328	8,315
Professional and contract services	2,360	1,264	4,590	8,214
Other expenses(1)	1,648	1,182	1,076	3,906
Corporate support(2)	14,320	7,933	(22,253)	—
Total operating expenses	113,737	71,713	4,696	190,146
Income (loss) from operations	17,725	1,123	(4,696)	14,152
Net income (loss)	$16,439	$1,084	$(6,860)	$10,663

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated

Nine Months Ended June 30, 2026
Revenues	$423,577	$237,576	$—	$661,153
Compensation and benefits	169,703	109,649	58,410	337,762
Advertising	53,213	28,988	607	82,808
Occupancy	32,035	19,255	2,866	54,156
Student related	34,648	16,588	—	51,236
General operations	21,818	13,534	16,283	51,635
Depreciation and amortization	20,326	6,991	1,044	28,361
Professional and contract services	7,516	3,857	13,212	24,585
Other expenses(1)	5,862	2,345	3,132	11,339
Corporate support(2)	52,611	29,608	(82,219)	—
Total operating expenses	397,732	230,815	13,335	641,882
Income (loss) from operations	25,845	6,761	(13,335)	19,271
Net income (loss)	$23,420	$6,683	$(14,564)	$15,539
Nine Months Ended June 30, 2025
Revenues	$397,168	$216,006	$—	$613,174
Compensation and benefits	153,120	98,130	49,575	300,825
Advertising	44,536	22,791	551	67,878
Occupancy	28,245	18,206	674	47,125
Student related	26,511	17,010	—	43,521
General operations	14,479	12,985	8,322	35,786
Depreciation and amortization	17,947	5,499	1,006	24,452
Professional and contract services	7,330	3,868	13,457	24,655
Other expenses(1)	4,860	2,777	2,812	10,449
Corporate support(2)	42,153	23,035	(65,188)	—
Total operating expenses	339,181	204,301	11,209	554,691
Income (loss) from operations	57,987	11,705	(11,209)	58,483
Net income (loss)	$54,315	$11,591	$(21,644)	$44,262

As of June 30, 2026
Total assets	$527,873	$169,894	$200,095	$897,862

As of September 30, 2025
Total assets	$490,637	$140,448	$195,054	$826,139
(1)     Other expenses include employee-related travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 17 - Government Regulation and Financial Aid
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

Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 13 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining three Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of June 30, 2026, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and “Part I, Item 1. State and Accreditor Approvals” in our 2025 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.

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

Universal Technical Institute (“UTI”): As of June 30,2026, UTI operated 16 campuses located in nine states, offering a wide range of degree and non-degree transportation and skilled trades technical training programs. UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. In July 2026, UTI opened its new campus in Atlanta, Georgia, bringing the total operating campuses to 17 locations in 10 states.

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

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. See Note 16 of the notes to our condensed consolidated financial statements herein for additional details on our segments.

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

Overview of the Three and Nine Months Ended June 30, 2026

Revenues for the three months ended June 30, 2026 were $218.9 million, an increase of $14.6 million, or 7.2%, from the comparable period in the prior year. UTI revenues increased by approximately $6.6 million, or 5.0%, and Concorde revenues increased by approximately $8.1 million, or 11.1%. Both segment increases were primarily driven by higher average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.

Revenues for the nine months ended June 30, 2026 were $661.2 million, an increase of $48.0 million, or 7.8%, from the comparable period in the prior year. UTI revenues increased by approximately $26.4 million, or 6.6%, and Concorde revenues increased by approximately $21.6 million, or 10.0%. Both segment increases were primarily driven by higher average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Total income from operations was $3.2 million and $19.3 million during the three and nine months ended June 30, 2026, respectively, compared to $14.2 million and $58.5 million for the three and nine months ended June 30, 2025. The decrease for the three and nine months ended June 30, 2026 was primarily driven by approximately $9.0 million and $27.6 million, respectively, of strategic growth expenses for new programs and campuses expected to launch over the next several years. Productivity improvements and proactive cost reductions partially offset these growth expenses and have been a key part of our operating model for the past several years. We continue to identify and execute on optimization opportunities throughout our operations.
Business Strategy

Our business strategy has three key tenets: (i) to grow the business by more deeply penetrating existing target markets and adding new markets; (ii) to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and (iii) to continually optimize the business by constantly enhancing operational efficiency.

During fiscal 2026, we executed the following as part of our business strategy:
•The UTI San Antonio, Texas campus successfully opened in March 2026 as the Company’s first-ever campus focused exclusively on skilled trades programs. At its approximately 51,000 square foot facility, UTI San Antonio, Texas offers programs in aviation, welding, HVACR and various electrical training programs.
•The UTI Atlanta, Georgia campus opened to students in July 2026, marking our first campus in the state of Georgia. The approximately 117,000 square foot facility offers multi-discipline programs in automotive, diesel, aviation, electrical, robotics and automation, HVACR and welding.
•We announced four new campus locations as part of Phase II of its North Star growth strategy. These campuses include a new UTI campus in Salt Lake City, Utah and new Concorde campuses in Houston, Texas, Glendale, Arizona and Atlanta, Georgia. All are expected to open in 2027 pending regulatory approvals.
•Concorde relocated its Aurora, Colorado campus to Denver, Colorado in June 2026. At 60,000 square feet, the Denver facility is larger than the previous Aurora location and allows for increased student capacity by approximately 200 students thus expanding healthcare training programs in the area.
•We completed the expansion of the UTI Dallas, Texas campus, which added aviation, HVACR, and multiple electrical and industrial technology programs. The expansion includes a new approximately 30,000 square foot facility near the existing campus and is expected to increase capacity by nearly 1,000 additional students.
•Concorde announced plans to relocate its North Hollywood, California campus to a larger, modern facility in Burbank, California. The relocated campus is expected to open in fiscal 2027 and will occupy more than 48,000 square feet, enabling Concorde to expand healthcare program offerings and increase student capacity by up to 45% at the new location.
•Concorde launched 12 additional healthcare training programs across campuses in California, Florida, Missouri and Texas, including dental assistant, diagnostic medical sonography, pharmacy technician, radiologic technology and surgical technology.
•UTI expanded its core automotive technology curriculum to include battery hybrid electric vehicle (BHEV) and electric vehicle (EV) training at 13 campuses. The curriculum will also be incorporated into future automotive technology program launches, including the new Atlanta, Georgia campus and the planned Salt Lake City, Utah campus.
•UTI expanded its HVACR program to the Lisle, Illinois campus, increasing the program’s availability to eight campuses nationwide.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 17 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth selected statements of operations data, including as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue
Revenues	$218,907	100.0%	$204,298	100.0%
Operating expenses:
Educational services and facilities	118,334	54.1%	105,604	51.7%
Selling, general and administrative	97,328	44.5%	84,542	41.4%
Total operating expenses	215,662	98.6%	190,146	93.1%
Income from operations	3,245	1.5%	14,152	6.9%
Interest income	764	0.3%	1,445	0.7%
Interest expense	(1,013)	(0.5)%	(1,394)	(0.7)%
Other income (expense), net	103	—%	149	0.1%
Total other (expense) income, net	(146)	(0.2)%	200	0.1%
Income before income taxes	3,099	1.4%	14,352	7.0%
Income tax expense	(820)	(0.4)%	(3,689)	(1.8)%
Net income	$2,279	1.0%	$10,663	5.2%
Revenues and Student Metrics

	Three Months Ended June 30,
Student Metrics	2026	2025	% Change
Average full-time active students	25,131	23,757	5.8%
Total new student starts	6,342	5,721	10.9%
End of period full-time active students	24,408	22,369	9.1%

Our revenues for the three months ended June 30, 2026 were $218.9 million, an increase of $14.6 million, or 7.2%, as compared to revenues of $204.3 million for the three months ended June 30, 2025. Average full-time active students for the three months ended June 30, 2026 was 25,131, an increase of 5.8% compared to the prior year. For the three months ended June 30, 2026, the increase in consolidated new student starts, average full-time active students and end of period full-time active students reflects the impact of new campus and program launches and expansions during recent years that further broadened access to high-demand skilled trades and healthcare training. These initiatives align with our growth and diversification strategy and continue to support strong enrollment trends across the UTI and Concorde segments.

Educational services and facilities expenses
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and related costs	$68,526	$62,338	$6,188	9.9%
Occupancy costs	15,619	14,399	1,220	8.5%
Supplies, training aids and student expense	17,993	14,115	3,878	27.5%
Depreciation and amortization expense	9,783	7,714	2,069	26.8%
Other educational services and facilities expenses	6,413	7,038	(625)	(8.9)%
Total educational services and facilities expense	$118,334	$105,604	$12,730	12.1%

Our educational services and facilities expenses were $118.3 million for the three months ended June 30, 2026, as compared to $105.6 million for the three months ended June 30, 2025. This increase was primarily due to the increased student volumes during the period and costs associated with the execution of our business strategy, partially offset by cost savings from our operational initiatives.
Compensation and related costs increased by $6.2 million for the three months ended June 30, 2026, primarily due to the addition of instructors and other campus related personnel hired to support the expansion of new programs and campuses and overall growth in the student population.
Occupancy costs increased by $1.2 million for the three months ended June 30, 2026, primarily due to new lease activity associated with the announced new campuses and annual rate increases on existing leases.
Supplies, training aids and student expense increased by $3.9 million for the three months ended June 30, 2026, primarily due to additional purchases of student training aids and supplies to support our growth initiatives and increased student population.
Depreciation and amortization expense increased by $2.1 million for the three months ended June 30, 2026, primarily due to new property and equipment to support new campuses and expanded program offerings.
Selling, general and administrative expenses
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and related costs	$46,345	$40,437	$5,908	14.6%
Advertising and marketing expense	26,147	22,695	3,452	15.2%
Other selling, general and administrative expenses	24,836	21,410	3,426	16.0%
Total selling, general and administrative expenses	$97,328	$84,542	$12,786	15.1%
Our selling, general and administrative expenses for the three months ended June 30, 2026 were $97.3 million, as compared to $84.5 million for the three months ended June 30, 2025. This increase was primarily due to strategic growth expenses associated with our new programs and new campuses that are expected to launch over the next several years.
Compensation and related costs increased by $5.9 million for the three months ended June 30, 2026 primarily due to additional headcount hired to support the execution of our growth strategy.
Advertising and marketing expense increased year-over-year by $3.5 million. Advertising and marketing expense as a percentage of revenues increased to 11.9% for the three months ended June 30, 2026 as compared to 11.1% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of new campuses and expansions of programs on our existing campuses.

Other selling, general and administrative expenses increased by $3.4 million primarily due to an increase in our provision for credit losses of $1.5 million as a result of higher revenues and higher student volumes. Additionally, there was an increase in software expenses and contract services of $1.3 million due to continued investment in technology to support the execution of our growth, diversification, and optimization strategy. These increases were offset by decreases in other expenses as we continue to focus on cost optimization.
Income taxes
Income tax expense for the three months ended June 30, 2026 was $0.8 million, or 26.5% of pre-tax income, compared to income tax expense of $3.7 million, or 25.7% of pre-tax income, for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the three months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details.
Segment Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, as of October 1, 2025, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, the segment disclosures for the three months ended June 30, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the three months ended June 30, 2026 and 2025 (dollars in thousands), including comparisons of our year-over-year performance between these periods.
The following table presents results for the activity for our reportable operating segments for the three months ended June 30, 2026 and 2025:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended June 30, 2026
Revenues	$138,015	$80,892	$—	$218,907
Compensation and benefits	58,274	36,699	19,898	114,871
Advertising	16,243	9,696	208	26,147
Occupancy	10,882	6,655	976	18,513
Student related	12,326	5,494	—	17,820
General operations	6,157	4,605	5,634	16,396
Depreciation and amortization	7,284	2,751	375	10,410
Professional and contract services	2,318	1,297	4,258	7,873
Other expenses(1)	1,969	711	952	3,632
Corporate support(2)	16,748	9,813	(26,561)	—
Total operating expenses	132,201	77,721	5,740	215,662
Income (loss) from operations	5,814	3,171	(5,740)	3,245
Net income (loss)	$5,020	$3,130	$(5,871)	$2,279

	UTI	Concorde	Corporate	Consolidated
Three Months Ended June 30, 2025
Revenues	$131,462	$72,836	$—	$204,298
Compensation and benefits	51,230	34,122	17,423	102,775
Advertising	15,008	7,534	153	22,695
Occupancy	9,920	6,494	233	16,647
Student related	7,671	6,122	—	13,793
General operations	5,532	5,123	3,146	13,801
Depreciation and amortization	6,048	1,939	328	8,315
Professional and contract services	2,360	1,264	4,590	8,214
Other expenses(1)	1,648	1,182	1,076	3,906
Corporate support(2)	14,320	7,933	(22,253)	—
Total operating expenses	113,737	71,713	4,696	190,146
Income (loss) from operations	17,725	1,123	(4,696)	14,152
Net income (loss)	$16,439	$1,084	$(6,860)	$10,663

(1)    Other expenses include employee-related travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.
Segment Revenue and Student Metrics

	Three Months Ended June 30,
	2026	2025	% Change
UTI
Average full-time active students	14,767	14,205	4.0%
Total new student starts	3,491	2,829	23.4%
End of period full-time active students	14,602	13,874	5.2%
Concorde
Average full-time active students	10,364	9,552	8.5%
Total new student starts	2,851	2,892	(1.4)%
End of period full-time active students	9,806	8,495	15.4%
UTI Segment
Revenues for UTI for the three months ended June 30, 2026 were $138.0 million, an increase of $6.6 million, or 5.0%, versus the prior year. Revenue increased primarily due to a 4.0% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Concorde Segment
Revenues for Concorde for the three months ended June 30, 2026 were $80.9 million, an increase of $8.1 million, or 11.1%, versus the prior year. Revenue increased primarily due to an 8.5% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.

Segment Operating Expenses
UTI Segment
Compensation and benefits increased by $7.0 million for the three months ended June 30, 2026 as compared to the prior year, primarily due to higher headcount and related personnel costs to support new program launches, expanded campus operations, and increased student volumes.
Advertising expenses increased by $1.2 million for the three months ended June 30, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 11.8% for the three months ended June 30, 2026 as compared to 11.4% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of new campuses and expansions of programs on our existing campuses.
Occupancy expense increased by $1.0 million, primarily due to recording facility leases for two new campus locations during the prior year. The UTI San Antonio, Texas campus opened to students in March 2026 and the UTI Atlanta, Georgia campus opened in July 2026.
Student related expenses increased by $4.7 million, primarily due to costs incurred to outfit our new programs and campuses opening in fiscal 2026 and our increased population of students.
Depreciation and amortization expense increased by $1.2 million, primarily due to new property and equipment to support new campuses and expanded program offerings.
General operations expense increased by $0.6 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Concorde Segment
Compensation and benefits increased by $2.6 million for the three months ended June 30, 2026 as compared to the prior year, primarily due to additional instructional and administrative headcount and related compensation costs to support new program growth and increased student volumes.
Advertising expense increased by $2.2 million for the three months ended June 30, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 12.0% for the three months ended June 30, 2026 as compared to 10.3% in the prior year. This increase is due to additional advertising efforts to support the upcoming new campus launches and expansions of programs on our existing campuses.
Depreciation and amortization expense increased by $0.8 million, primarily due to new property and equipment to support new campuses and expanded program offerings.
General operations expense decreased by $0.5 million due to continued cost optimization, offset by an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Corporate Segment
Compensation and benefits increased by $2.5 million for the three months ended June 30, 2026 as compared to the prior year, primarily due to higher corporate headcount to execute on our growth, diversification and optimization strategy.
General operations expense increased by $2.5 million, primarily due to higher software expenses reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.

Results of Operations: Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
The following table sets forth selected statements of operations data, including as a percentage of revenues for each of the periods indicated:

	Nine Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue
Revenues	$661,153	100.0%	$613,174	100.0%
Operating expenses:
Educational services and facilities	346,211	52.4%	308,233	50.3%
Selling, general and administrative	295,671	44.7%	246,458	40.2%
Total operating expenses	641,882	97.1%	554,691	90.5%
Income from operations	19,271	2.9%	58,483	9.5%
Interest income	3,370	0.5%	4,833	0.8%
Interest expense	(2,977)	(0.5)%	(4,724)	(0.8)%
Other income (expense), net	30	—%	123	—%
Total other income (expense), net	423	—%	232	—%
Income before income taxes	19,694	3.0%	58,715	9.6%
Income tax expense	(4,155)	(0.6)%	(14,453)	(2.4)%
Net income	$15,539	2.4%	$44,262	7.2%
Revenues and Student Metrics

	Nine Months Ended June 30,
Student Metrics	2026	2025	% Change
Average full-time active students	26,125	24,474	6.7%
Total new student starts	19,360	17,684	9.5%
End of period full-time active students	24,408	22,369	9.1%

Our revenues for the nine months ended June 30, 2026 were $661.2 million, an increase of $48.0 million, or 7.8%, as compared to revenues of $613.2 million for the nine months ended June 30, 2025. Average full-time active students for the nine months ended June 30, 2026 was 26,125, an increase of 6.7% compared to the prior year. For the nine months ended June 30, 2026, the increase in consolidated new student starts, average full-time active students and end of period full-time active students reflects the impact of new program launches and expansions during recent years that further broadened access to high-demand skilled trades and healthcare training. These initiatives align with our growth, diversification, and optimization strategy and continue to support strong enrollment trends across the UTI and Concorde segments.
Educational services and facilities expenses
The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and related costs	$200,964	$181,147	$19,817	11%
Occupancy costs	45,163	40,624	4,539	11%
Supplies, training aids and student expense	54,190	43,647	10,543	24%
Depreciation and amortization expense	26,557	22,642	3,915	17%
Other educational services and facilities expenses	19,337	20,173	(836)	(4)%
Total educational services and facilities expense	$346,211	$308,233	$37,978	12%

Our educational services and facilities expenses were $346.2 million for the nine months ended June 30, 2026, as compared to $308.2 million for the nine months ended June 30, 2025. The increase was primarily due to the increased student volumes during the period and costs associated with the execution of our business strategy, partially offset by cost savings from our operational initiatives.
Compensation and related costs increased by $19.8 million for the nine months ended June 30, 2026, primarily due to the addition of instructors and other campus related personnel hired to support the expansion of new programs and campuses and overall growth in the student population.
Occupancy costs increased by $4.5 million for the nine months ended June 30, 2026, primarily due to new lease activity associated with the announced new campuses and annual rate increases on existing leases.

Supplies, training aids and student expense increased by $10.5 million for the nine months ended June 30, 2026, primarily due to additional purchases of student training aids and supplies to support our growth initiatives and increased student population.

Depreciation and amortization expense increased by $3.9 million for the nine months ended June 30, 2026, primarily due to new property and equipment to support new campuses and expanded program offerings.

Other educational services and facilities expenses decreased by $0.8 million for the nine months ended June 30, 2026, as we continued to focused on optimizing costs in support of our planned growth.
Selling, general and administrative expenses
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and related costs	$136,798	$119,680	$17,118	14%
Advertising and marketing expense	82,808	67,878	14,930	22%
Other selling, general and administrative expenses	76,065	58,900	17,165	29%
Total selling, general and administrative expenses	$295,671	$246,458	$49,213	20%

Selling, general and administrative expenses for the nine months ended June 30, 2026 were $295.7 million, as compared to $246.5 million for the nine months ended June 30, 2025, which is primarily due to strategic growth expenses associated with our new programs and new campuses that are expected to launch over the next several years.
Compensation and related costs increased by $17.1 million for the nine months ended June 30, 2026 primarily due to additional headcount hired to support the execution of our growth strategy.
Advertising and marketing expense increased by $14.9 million for the nine months ended June 30, 2026. Advertising and marketing expense as a percentage of revenues increased to 12.5% for the nine months ended June 30, 2026 as compared to 11.1% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of new campuses and expansions of programs on our existing campuses.
Other selling, general and administrative expenses increased by $17.2 million for the nine months ended June 30, 2026 primarily due to an increase in the provision for credit losses of $8.7 million over the prior year as a result of higher revenue and student volumes. Additionally, there was an increase in software expenses and contract services of $5.4 million, reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.
Income taxes
Income tax expense for the nine months ended June 30, 2026 was $4.2 million, or 21.1% of pre-tax income, compared to $14.5 million, or 24.6% of pre-tax income, for the nine months ended June 30, 2025. The effective income tax rate for the nine months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense and state and local income and franchise taxes. The effective income tax rate for the nine months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, stock-based compensation expense, refinements to the federal research and development tax credits and state and local income and franchise taxes. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details.
Segment Results of Operations for the Nine Months Ended June 30, 2026 Compared to the Nine Months Ended June 30, 2025
As part of Phase II of our North Star growth strategy and to support our new campus growth initiatives, we have further refined our operating model to pursue future growth goals and support the business. In furtherance of the foregoing, we have centralized the operations of our accounting, finance, information technology, human resources, and real estate departments to leverage economies of scale and create efficiencies to support our continued growth. Due to this centralization, we have adjusted our allocation methodology to allocate the majority of the Corporate segment’s costs to the UTI and Concorde segments based upon a percentage of revenue. Due to these changes in allocation methodology, the segment disclosures for the nine months ended June 30, 2025 have been recast from the prior year presentation for comparability to the current year presentation.
The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the nine months ended June 30, 2026 and 2025 (dollars in thousands), including comparisons of our year-over-year performance between these periods.
The following table presents results for the activity for our reportable operating segments for the nine months ended June 30, 2026 and 2025:

	UTI	Concorde	Corporate	Consolidated
Nine Months Ended June 30, 2026
Revenues	$423,577	$237,576	$—	$661,153
Compensation and benefits	169,703	109,649	58,410	337,762
Advertising	53,213	28,988	607	82,808
Occupancy	32,035	19,255	2,866	54,156
Student related	34,648	16,588	—	51,236
General operations	21,818	13,534	16,283	51,635
Depreciation and amortization	20,326	6,991	1,044	28,361
Professional and contract services	7,516	3,857	13,212	24,585
Other expenses(1)	5,862	2,345	3,132	11,339
Corporate support(2)	52,611	29,608	(82,219)	—
Total operating expenses	397,732	230,815	13,335	641,882
Income (loss) from operations	25,845	6,761	(13,335)	19,271
Net income (loss)	$23,420	$6,683	$(14,564)	$15,539

Nine Months Ended June 30, 2025
Revenues	$397,168	$216,006	$—	$613,174
Compensation and benefits	153,120	98,130	49,575	300,825
Advertising	44,536	22,791	551	67,878
Occupancy	28,245	18,206	674	47,125
Student related	26,511	17,010	—	43,521
General operations	14,479	12,985	8,322	35,786
Depreciation and amortization	17,947	5,499	1,006	24,452
Professional and contract services	7,330	3,868	13,457	24,655
Other expenses(1)	4,860	2,777	2,812	10,449
Corporate support(2)	42,153	23,035	(65,188)	—
Total operating expenses	339,181	204,301	11,209	554,691
Income (loss) from operations	57,987	11,705	(11,209)	58,483
Net income (loss)	$54,315	$11,591	$(21,644)	$44,262

(1)    Other expenses include employee-related travel and entertainment expenses.
(2)     Corporate support primarily includes costs for information technology, human resources, accounting and finance support services.

Segment Revenue and Student Metrics

	Nine Months Ended June 30,
	2026	2025	% Change
UTI
Average full-time active students	15,557	14,815	5.0%
Total new student starts	10,494	9,173	14.4%
End of period full-time active students	14,602	13,874	5.2%
Concorde
Average full-time active students	10,568	9,659	9.4%
Total new student starts	8,866	8,511	4.2%
End of period full-time active students	9,806	8,495	15.4%
UTI Segment
Revenues for UTI for the nine months ended June 30, 2026 were $423.6 million, an increase of $26.4 million, or 6.6%, versus the prior year. Revenue increased primarily due to a 5.0% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.
Concorde Segment
Revenues for Concorde for the nine months ended June 30, 2026 were $237.6 million, an increase of $21.6 million, or 10.0%, versus the prior year. Revenue increased primarily due to a 9.4% increase in average full-time active students and new program launches associated with the continued execution of our growth and diversification strategy.

Segment Operating Expenses
UTI Segment
Compensation and benefits increased by $16.6 million for the nine months ended June 30, 2026 as compared to the prior year, primarily due to higher headcount and related personnel costs to support new program launches, expanded campus operations, and increased student volumes.
Advertising expenses increased by $8.7 million for the nine months ended June 30, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 12.6% for the nine months ended June 30, 2026 as compared to 11.2% in the prior year. This increase is due to additional advertising efforts to support the upcoming new campus launches and expansions of programs on our existing campuses.
Occupancy expense increased by $3.8 million, primarily due to recording facility leases for two new campus locations and one campus expansion during the prior year. The UTI San Antonio, Texas campus and the UTI Dallas, Texas expansion both opened to students during the nine months ended June 30, 2026, and the UTI Atlanta, Georgia campus opened in July 2026.
Student related expenses increased by $8.1 million, primarily due to costs incurred to outfit our new campuses opening in fiscal 2026 and due to our increased population of students.
General operations expense increased by $7.3 million, primarily due to an increase in the provision for credit losses due to growth in revenues and higher student volumes.
Depreciation and amortization expense increased by $2.4 million, primarily due to continued investments in facilities and equipment to support new campuses and expanded program offerings.
Concorde Segment
Compensation and benefits increased by $11.5 million for the nine months ended June 30, 2026 as compared to the prior year, primarily due to additional instructional and administrative headcount and related compensation costs to support new program growth and increased student volumes.
Advertising expense increased by $6.2 million for the nine months ended June 30, 2026 as compared to the prior year. Advertising expense as a percentage of revenues increased to 12.2% for the nine months ended June 30, 2026 as compared to 10.6% in the prior year. This increase is due to additional advertising efforts to support the upcoming launches of new campuses and expansions of programs on our existing campuses.
Occupancy expense increased by $1.0 million, primarily due to recording facility leases for the new Concorde co-branded Heartland Dental campus in Fort Myers, Florida and the Concorde Denver, Colorado relocation during the prior year.

Depreciation and amortization expense increased by $1.5 million, primarily due to continued investments in facilities and equipment to support new campuses and expanded program offerings.
Corporate Segment

Compensation and benefits increased by $8.8 million for the nine months ended June 30, 2026 as compared to the prior year, primarily due to higher corporate headcount to execute on our business strategy.

General operations expense increased by $8.0 million, primarily due to higher software expenses reflecting continued investment in technology to support the execution of our growth, diversification, and optimization strategy.
Non-GAAP Financial Measures
Our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2026 were $13.8 million and $47.7 million, respectively, compared to $22.6 million and $83.1 million for the three and nine months ended June 30, 2025. We define EBITDA as net income (loss), before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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
EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,279	$10,663	$15,539	$44,262
Interest income	(764)	(1,445)	(3,370)	(4,833)
Interest expense	1,013	1,394	2,977	4,724
Income tax (benefit) expense	820	3,689	4,155	14,453
Depreciation and amortization	10,410	8,315	28,361	24,452
EBITDA	$13,758	$22,616	$47,662	$83,058

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
Our aggregate liquidity as of June 30, 2026 totaled $180.5 million and was comprised of cash and cash equivalents of $130.1 million, $40.1 million of short-term investments, and $10.4 million in availability on our Revolving Credit Facility. This represents a decrease of $74.0 million from our total liquidity as of September 30, 2025 primarily due to funding our strategic long-term growth initiatives.
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
Long-term Debt and Letters of Credit
As of June 30, 2026, we had $160.3 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and our Revolving Credit Facility. Of the $160.3 million outstanding, $26.8 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $35.4 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property purchase in February 2022. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $3.1 million relates to a finance lease for a campus within our Concorde segment. The remaining $95.0 million relates to funds drawn from the $125.0 million Revolving Credit Facility for working capital purposes. As of June 30, 2026, we were in compliance with all financial debt covenants.
In July 2026, we used cash on hand to repay $95.0 million outstanding on the Credit Facility and we were notified by the ED that the $19.6 million letter of credit was released, which increased the availability under the Credit Facility to $125.0 million. It is likely that we will borrow from the Credit Facility in future periods based on future working capital or other needs.
See Note 11 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the Revolving Credit Facility.
Dividends
We currently do not pay a cash dividend on our common stock.
Principal Sources of Liquidity
Our principal source of liquidity is operating cash flows and existing cash and cash equivalents. A majority of our revenues are derived from Title IV Programs and various veterans’ benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of 30-week periods. Loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year, and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under our UTI proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. Similarly, we bear all credit and collection risk for students paying through cash payment plans and under retail installment contracts. These factors, together with the timing of when our students begin their programs, affect the timing and seasonality of our operating cash flow.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of June 30, 2026, the total face amount of these surety bonds was approximately $28.9 million.
Operating Activities
Our net cash provided by operating activities was $17.4 million for the nine months ended June 30, 2026, compared to $40.2 million for the nine months ended June 30, 2025.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2026 provided cash of $98.5 million. The non-cash items included $28.4 million for depreciation and amortization expense, $22.4 million for our provision for credit losses, $19.7 million for amortization of right-of-use assets for operating leases, $9.4 million for stock-based compensation expense, and $2.0 million for deferred income taxes.
Changes in operating assets and liabilities used cash of $81.1 million primarily due to the following:
•The change in receivables used cash of $26.5 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of or from our students.
•The change in deferred revenue used cash of $20.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2026 as compared to September 30, 2025.
•The change in our operating lease liabilities used cash of $15.2 million primarily as a result of rent payments.
•The change in prepaid expenses and other current assets used cash of $11.7 million primarily due to the timing of payments.

•The change in income tax payable/receivable used cash of $7.1 million primarily due to the timing of tax payments.
•The change in notes receivable used cash of $4.4 million primarily due to higher utilization of UTI’s proprietary loan program.
•The change in accounts payable and accrued expenses provided cash of $4.4 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The change in other assets provided cash of $2.2 million and was primarily attributable to the decrease in long-term receivables for retail installment contracts.
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
•The change in receivables used cash of $21.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of or from our students.
•The change in our operating lease liabilities used cash of $16.8 million primarily as a result of rent payments.
•The change in other assets used cash of $5.4 million and was primarily attributable to the increase in long-term receivables for retail installment contracts.
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
Investing Activities
During the nine months ended June 30, 2026, cash used in investing activities was $79.7 million, which included the purchase of property and equipment of $80.9 million to support new campus and program expansions at both UTI and Concorde, the purchase of short-term investments of $57.3 million, and $4.5 million capitalized costs for intangible assets, partially offset by $31.7 million in proceeds from the sale of investments and $31.3 million in proceeds received upon maturity of investments.
During the nine months ended June 30, 2025, cash used in investing activities was $78.3 million, which included the purchase of held-to-maturity investments of $54.6 million and the purchase of property and equipment of $25.5 million to support new campus and program expansions at both UTI and Concorde.
Financing Activities
During the nine months ended June 30, 2026, cash provided by financing activities was $64.1 million which was primarily related to $75.0 million in net proceeds on the Revolving Credit Facility. This was partially offset by uses of cash including payroll taxes paid for stock-based compensation through shares withheld of $8.7 million, and the payment of term loans and finance leases of $2.1 million.
During the nine months ended June 30, 2025, cash used in financing activities was $56.0 million which was primarily related to $50.0 million in net payments on the Revolving Credit Facility. Other uses of cash included payroll taxes paid for stock-

based compensation through shares withheld of $4.7 million, and payment of term loans and finance leases of $2.0 million, partially offset by $0.7 million related to proceeds from stock option exercises.

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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and results of operations require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the nine months ended June 30, 2026 from those previously disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposure during the nine months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2025 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a)     None.
(b)     None.
(c)     On May 12, 2026, Robert T. DeVincenzi, the Chairman of the Board, terminated his previously disclosed Rule 10b5-1 trading arrangement, adopted on February 26, 2026, that provided for the potential sale of up to 64,210 shares of common stock between June 27, 2026 and June 9, 2027.
After the termination of his prior plan, on May 14, 2026, Mr. DeVincenzi adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c) (the "10b5-1 Plan"). The 10b5-1 Plan was entered into during an open trading window, provides for a first possible trade date of August 13, 2026, and terminates automatically on the earlier of the execution of all trades contemplated by the 10b5-1 Plan or August 13, 2027. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 64,210 shares of common stock held by Mr. DeVincenzi.
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company, other than Mr. DeVincenzi, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 6, 2026	By:	/s/ Bruce Schuman
		Name:	Bruce Schuman
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2026	By:	/s/ Christine C.S. Kline
		Name:	Christine C.S. Kline
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)